Form 10-Q
period 1994-03-31
AMVESTORS FINANCIAL CORP
filed 1994-05-16
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               Form 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934




               For the Three Months Ended March 31, 1994





                    Commission File Number 0-15330





                    AMVESTORS FINANCIAL CORPORATION

        (Exact name of registrant as specified in its charter)



          Kansas                             48-1021516

 (State or other jurisdiction of  (I.R.S. Employer Identification No.)
  incorporation or organization)


         415 Southwest 8th Avenue, Topeka, Kansas                   66603
        (Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code:  (913) 232-6945


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                         Outstanding March 31, 1994
       Common Stock, no par value        10,142,842 shares

AMVESTORS FINANCIAL CORPORATION
                                 INDEX
PART I.    Financial Information:                  Page Number

          Consolidated Balance Sheets

            March 31, 1994 and December 31, 1993      2-3

          Consolidated Statements of Earnings
            Three months ended March 31, 1994 and 1993 4

          Consolidated Statements of Stockholders' Equity
            Twelve months ended December 31, 1993 and

            Three months ended March 31, 1994          5

          Consolidated Statements of Cash Flows
            Three months ended March 31, 1994 and 1993 6

          Notes to Consolidated Financial Statements  7-21

          Management's Discussion and Analysis of Financial

          Condition and Results of Operations      22-27



PART II.  Other Information                          28-29

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1994 and December 31, 1993
(000's Omitted)
(Unaudited)

ASSETS                                           1994         1993
Investments:
 Debt securities:
   Bonds:
    Held-to-maturity (market $1,075,645
    and $1,104,914)                         $ 1,096,410    1,066,583
Available-for-sale (cost $658,861 and
 market $705,738)                               679,754      662,696
   Preferred stock with mandatory
   redemption requirements, available-
   for-sale (cost $184 and market $177)             175          184
                                              1,776,339    1,729,463
 Equity securities, available-for-sale:
   Common stock (cost $2,423 and $2,968)          2,188        3,036
   Preferred stock (cost $44 and $662)               39          876
                                                  2,227        3,912
 Other long-term investments                     50,251       39,880
 Short-term investments                           2,114        1,911
                                              1,830,931    1,775,166
 Less allowance for credit losses                (2,500)      (2,500)
       Total investments                      1,828,431    1,772,666
Cash and cash equivalents                        16,275       21,782
Accounts receivable (net of allowance for
 uncollectible accounts of $354 and $348)           114          819
Amounts receivable under reinsurance
 agreements                                     150,975      151,392
Amounts receivable on securities
 settlements in process                           5,869        1,203
Accrued investment income                        26,326       26,544
Deferred policy acquisition costs               126,542      128,671
Deferred income taxes                             3,764        8,622
Other assets                                      3,257        2,997
         Total assets                      $  2,161,553    2,114,696

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1994 and December 31, 1993
(000's Omitted, except per share data)
              (Unaudited)

LIABILITIES AND STOCKHOLDERSO EQUITY             1994         1993
Liabilities:
 Policy liabilities:
   Future policy benefits                    $  2,039,135    2,005,339
   Other policy liabilities                         5,294        4,948
                                                2,044,429    2,010,287
 Accrued expenses and other liabilities             4,837        4,064
        Total liabilities                       2,049,266    2,014,351
Commitments and contingencies                           -            -
Stockholders' equity:
 Common stock, no par value, authorized
   25,000,000 shares; issued - 10,142,842
   shares in 1994 and 1993                         12,907       12,907
 Paid in capital                                   64,612       64,612
 Unrealized investment gains (net of
    deferred policy acquisition cost
 effects of $6,131 and $-0- and deferred
 income tax expense of $5,079 and $548)             9,434        1,064
 Retained earnings                                 28,755       25,183
                                                  115,708      103,766
 Less leveraged employee stock ownership
 trust (LESOP)                                     (3,421)      (3,421)
        Total stockholders' equity                112,287      100,345
        Total liabilities and stockholders'
         equity                              $  2,161,553     2,114,696

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF EARNINGS
              Three months ended March 31, 1994 and 1993
                (000Os Omitted, except per share data)
                              (Unaudited)

                                                1994           1993
Revenue:
 Insurance premiums and policy charges        $  1,292          1,622
 Net investment income                          34,889         35,097
 Net investment gains                            1,178          9,137
 Other revenue                                     132             71
      Total revenue                             37,491         45,927
Benefits and expenses:
 Benefits, claims and interest credited
  to policyholders                              27,003         29,666
 Amortization of deferred policy
 acquisition costs                               2,424          5,651
 General insurance expenses                      2,207          2,247
 Premium and other taxes, licenses
 and fees                                          375            220
 Other expenses                                     70             79
      Total benefits and expenses               32,079         37,863
Operating earnings                               5,412          8,064
Interest expense                                     -            221
Earnings before income tax expense               5,412          7,843
Income tax expense                               1,840          2,353
Net earnings                               $     3,572          5,490
Earnings per share of common stock:
 Primary:
  Net earnings                               $     .34            .84
 Fully diluted:
  Net earnings                               $     .34            .78
Average share outstanding:
 Primary                                        10,401          6,453
 Fully diluted                                  10,401          7,020

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERSO EQUITY
(000Os Omitted, except share and per share data)
(Unaudited)

                                                   Unrealized  Retained
                                                   investment earnings
                         Preferred  Common Paid-in   gains    (accum.   Treasury
                           stock    stock  capital  (losses)   deficit   stock    LESOP  Total

Balance as of
 January 1, 1993         $ 172      8,186  45,016      (809)    7,441    (6,855) (3,688)   49,463
Net earnings                -           -       -          -   17,978         -       -    17,978
Decrease in unrealized
 investment losses           -          -       -      1,873        -         -       -    1,873
Cash dividends to stock-
 holders ($1.50 per share
  on preferred stock)        -          -       -          -     (236)        -       -    (236)
Cash paid on reverse stock
 split                       -          -     (25)         -         -        -       -    (25)
Issuance of common stock:
   upon completion of
    stock offering           -       4,392   25,014        -         -         -      -     29,406
 upon exercise of options    -         290    1,704<F2>    -         -         -      -     1,994
upon conversion of
    preferred stock      (172)         729     (557)       -         -         -      -         -
Cancellation of treasury
 stock                    (690)     (6,165)       -        -      6,855        -      -
Repurchase of warrants
 upon payment of debt        -       (375)        -        -          -        -    (375)
Allocation of LESOP
 shares                      -           -        -       -           -        -     267    267
Balance as of
 December 31, 1993           -      12,907    64,612  1,064<F1>   25,183       -    (3,421)   100,345
Net earnings                 -           -         -      -        3,572      -       -     3,572
Cummulative effect of
 adoption of SFAS 115 on
 January 1, 1994              -          -         -  19,573           -      -     -     19,573
Decrease in unrealized
 investment gains             -           -        - (11,203)          -      -     -    (11,203)
Balance as of
 March 31, 1994         $    -      12,907     64,612  9,434<F3><F4> 28,755   -  (3,421) 112,287

<F1> Net of deferred income taxes of $548.
<F2> Net of income tax benefit of $441.
<F3> Net of deferred income taxes of $5,079.
<F4> Net of amortization of deferred policy acquisition cost of $6,131.

See notes to consolidated financial statements.
      AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
Three months ended March 31, 1994 and 1993 (000's Omitted) (Unaudited)

                                                      1994           1993
Operating Activities:
 Net earnings                                   $    3,572          5,490
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
    Interest credited to policyholders              27,683         30,206
    Depreciation                                        92            132
    Amortization of (discounts) premiums on
 debt securities, net                               (1,290)          (401)
    Amortization of deferred policy
 acquisition costs                                    2,424          5,651
    Net investment (gains) losses                    (1,178)        (9,137)
    Accrued investment income                           218          1,531
    Deferred income taxes                              (221)           840
    Amortization of discount on notes payable                                        (43)
    Accrued expenses and other liabilities              773           (546)
    Other, net                                        1,405          1,528
Net cash provided by operating activities            33,478         35,251
Investing Activities:
 Purchases of debt securities                       (76,369)       (72,495)
 Proceeds from sale of debt securities               16,635        162,862
 Proceeds from maturation of debt securities         37,855         28,558
 Purchases of long-term investments                 (12,842)          (267)
 Principal collected on mortgage loans                  184          2,068
 Policy loans originated                               (321)          (492)
 Principal collected on policy loans                    256            477
 Short-term investments, net                           (203)           194
 Capitalization of deferred policy acquisition
   costs                                              (6,425)       (3,661)
 Other, net                                              965           (54)
      Net cash provided by (used in) investing
       activities                                    (40,265)      117,190
Financing Activities:
 Premiums received                                    69,849        46,954
 Surrender and death benefits paid                   (65,083)     (151,743)
 Surrender and risk charges collected                  1,334         1,123
 Amount due on securities settlements
 in process                                           (4,666)      (57,602)
 Payments on notes payable                                 -        (3,000)
 Cash dividends to stockholders                            -           (84)
 Issuance of common stock                                  -         1,801
 Other, net                                             (154)          (78)
      Net cash provided by (used in)
 financing activities                                   1,280     (162,629)
Increase (Decrease) in Cash and
Cash Equivalents                                       (5,507)     (10,188)
Cash and Cash Equivalents:
 Beginning of year                                     21,782       93,050
 End of period                                     $   16,275       82,862
Supplemental schedule of cash flow information:
 Income tax payments                               $        -       (1,329)
 Interest payments                                 $        -          298
 Unrealized investment gains available for sale    $   20,644            -
 Less: Associated amortization of deferred policy
       acquisition costs                                6,131            -
      Deferred income tax expense                       5,079            -
 Net unrealized investment gains available
 for sale                                          $    9,434            -

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies:
a. Principles of consolidation:
 The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Investment Group, Inc. (AIG) and Omni-Tech Medical, Inc. (Omni-Tech), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
b. Accounting Principles and Practices:
 The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principals as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of earnings and the statements of cash flows for the three month periods ended March 31, 1994 and 1993.
c. Investments:
 Debt securities held to maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available for sale are carried at the estimated market value, with any unrealized gains or losses recorded in stockholder's equity.
 Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
 The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
 An allowance for credit losses has been recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the investment assets, which may occur in the future due to conditions unknown to management at this time. Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance.
 Investments in common stock and non-redeemable preferred stock are carried at market, with any unrealized gains or losses recorded in stockholder's equity.
 The cost of securities sold is determined on the identified certificate basis.
 Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of partner's equity.
d. Fair value of financial instruments:
 Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
 The carrying values and estimated fair values of the company's financial instruments as of March 31, 1994 were as follows:

                                         (000's Omitted)                                             (000's Omitted)
                                       Carrying         Fair
                                        Value          Value
Assets
    Debt securities                  $1,776,339      1,755,574
    Equity securities                     2,227          2,227
    Other long-term investments          50,251         50,496
    Short-term investments                2,114          2,114
    Cash and cash equivalents            16,275         16,275
    Accounts receivable and accrued
      investment income                   26,440         26,440
Liabilities:
 Future policy benefits - investment
      contracts                        1,806,998      1,699,222
    Other policy liabilities               5,294          5,294
    Accrued expenses and other
      liabilities                          4,837          4,837

 Debt securities - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
 Equity securities - Fair value equals the carrying value as these securities are carried at quoted market value.
 Other long-term investments - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
 Short-term investments and cash and cash equivalents - The carrying amounts reported in the balance sheet approximate the assets' fair value.
 Accounts receivable and accrued investment income - The carrying amounts reported in the balance sheet for these assets approximates fair value.
 Future policy benefits for investment contracts - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
 Other policy liabilities - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
 Accrued expenses and other liabilities - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
 The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
e. Deferred policy acquisition costs:
 The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies, but not more than 15 years. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
 Determination of expected gross profits includes the best estimate of certain elements over the life of the contracts, including anticipated excess investment income, surrender charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by management, and the total amortization recorded to date is adjusted by a charge or credit to the statement of operations if actual experience indicates that the estimates should be revised.
 Net investment gains realized in the first quarter of 1994 and 1993 resulted in the company experiencing investment margins greater than those estimated. As a result, $264,156 and $2,589,333 of the unamortized balance of deferred policy acquisition costs were expensed in the quarters ended March 31, 1994 and 1993, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
 Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
f. Future policy benefits:
 Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 4% to 9% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
 For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
g. Participating policies:
 The company issued participating policies in past years on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
h. Depreciation:
 The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
i. Income taxes:
 The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
 The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
j. Earnings per share:
 Primary earnings per share of common stock are computed by dividing net earnings reduced by preferred dividend requirements by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants, calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible preferred stock outstanding during 1993.
k. Consolidated statements of cash flows:
 For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
l. New accounting standards:
 Effective January 1, 1994, the company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for certain investments in debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale, or trading categories. The cummulative effect of the adoption of this Statement was an increase in stockholder's equity of $9,433,607, representing the aggregate excess fair value over cost for those securities included in the available-for-sale category, net of associated amortization of deferred policy acquisition costs and deferred income tax expense. Net earnings for the period ended March 31, 1994 were not affected by the adoption of this Statement.
m. Reclassifications:
 Certain reclassifications have been made to conform the March 31, 1993 and December 31, 1993 financial statements to the March 31, 1994 presentation.
2. Investments:
A summary of investment income is as follows:

                                                   (000's Omitted)
                                                    For the Period
                                                   Ended March 31,
                                                   1993        1993
Debt securities                               $  35,659      34,711
Equity securities                                     5          25
Other long-term investments                        (488)        271
Short-term investments                              134         544
Other                                                76          29
                                                 35,386      35,580
Less investment expenses                            497         483
Net investment income                         $  34,889      35,097
Net investment gains:
 Debt securities                              $     595       9,129
 Equity securities                                  583           8
Net investment gains                          $   1,178       9,137

 The maturity of the company's debt and equity securities portfolio as of March 31, 1994 was as follows:

                                       (000's Omitted)
                                     As of March 31, 1994
                           Held-to-maturity        Available-for-sale
                                   Estimated                Estimated
                           Book      Market         Book      Market
                          Value      Value         Value      Value
Debt securities:
 One year or less        $   4,677       4,709       42,898      43,733
 Two years through
 five years                107,130      109,077     334,974     343,070
 Six years through
 ten years                 846,665      830,366     238,421     248,166
 Eleven years and
after                      137,938      131,493      42,568      44,785
                         1,096,410    1,075,645     658,861     679,754
Preferred stock
 with mandatory
redemption requirements         -             -         184         175
Equity securities               -             -       2,467       2,227
                       $1,096,410     1,075,645     661,512     682,156

These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
 The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of March 31, 1994, and December 31, 1993 were as follows:

                                             (000's Omitted)
                                                                  Estimated
                                  Book     Unrealized  Unrealized   Market
                                 Value       Gains       Losses     Value
         March 31, 1994
 Bonds held-to-maturity:
 Corporate debt obligations
  Investment grade              $811,935    12,057    27,732      796,260
  High-yield                      84,349       669     2,776       82,242
                                 896,284    12,726    30,508      878,502
 U.S. Treasury obligations         3,629         7       149        3,487
  Mortgage-backed securities     196,497     1,158     3,999      193,656
  Bonds held-to-maturity       1,096,410    13,891    34,656    1,075,645
Bonds available-for-sale:
 Corporate debt obligation
  Investment grade               197,880    10,865         -      208,745
  High-yield                       5,576        47       285        5,338
                                 203,456    10,912       285      214,083
 U.S. Treasury obligations        19,749         -     1,123       18,626
  Mortgage-backed securities     435,656    11,501       112      447,045
 Bonds available-for-sale        658,861    22,413     1,520      679,134
 Total bonds                   1,755,271    36,304    36,176    1,755,399
Preferred stock with
 mandatory redemption
 requirements available-
for-sale                             184        -          9          175
Equity securities available-
for-sale                           2,467       234       474        2,227
                             $ 1,757,922    36,538    36,659    1,757,801
       December 31, 1993
Bonds held-to-maturity:
 Corporate debt obligations
  Investment grade              $776,905    32,703     3,480      806,128
  High-yield                      84,063     2,799       559       86,303
                                 860,968    35,502     4,039      892,431
 U.S. Treasury obligations         3,631        14         5        3,640
  Mortgage-backed securities     201,984     6,905        46      208,843
  Bonds held-to-maturity       1,066,583    42,421     4,090    1,104,914
Bonds available-for-sale:
 Corporate debt obligations
  Investment grade               198,636    19,943         -      218,579
  High-yield                           -         -         -            -
                                 198,636    19,943         -      218,579
 U.S. Treasury obligations         9,954        12         -        9,966
  Mortgage-backed securities     454,106    23,087         -      477,193
 Bonds available-for-sale        662,696    43,042         -      705,738
 Total bonds                   1,729,279    85,463     4,090    1,810,652
Preferred stock with mandatory
 redemption requirements             184         -         7          177
                             $ 1,729,463    85,463     4,097    1,810,829
/TABLE

 The preceding table includes the book value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

                                            Accumulated           Estimated
                                  Original     Write       Book     Market
                                    Cost       downs      Value     Value
March 31, 1994                    $  7,545       7,545       _          _
December 31, 1993                 $  7,611       7,582      29          76

 The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
 The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of March 31, 1994, and December 31, 1993 were as follows:

                                                (000's Omitted)

                                                                               Estimated
                                                 Book   Unrealized  Unrealized  Market
            March 31, 1994                       Value    Gains       Losses    Value
Government agency mortgage-backed securities:
 Planned amortization classes                  $104,921     801      1,606      104,116
 Targeted amortization classes and
  accretion directed classes                      7,666     118          -       7,784
 Sequential classes                              31,045     619          -       31,664
 Pass-throughs                                       55       5          -          60
  Total government agency
      mortgage-backed securities                143,687   1,543       1,606     143,624
Government sponsored enterprise
 mortgage-backed securities:
 Planned amortization classes                   339,663   7,705       1,378     345,990
 Sequential classes                                 954      15           -         969
 Pass-throughs                                      362      15           -         377
    Total government sponsored enterprise
      mortgage-backed securities                340,979   7,735       1,378     347,336
Other mortgage-backed securities:
 Planned amortization classes                    32,107     509           -      32,616
 Sequential classes                             104,855   2,741       1,127     106,469
 Pass-throughs                                       16       1          -           17
 Subordinated classes                            10,509     130          -       10,639
    Total other mortgage-backed securities      147,487   3,381       1,127     149,741
Total mortgage-backed securities               $632,153  12,659       4,111     640,701
/TABLE

                                                         (000's Omitted)
                                                                                 Estimated
                                                Book     Unrealized  Unrealized   Market
             December 31, 1993                  Value      Gains      Losses       Value
Government agency mortgage-backed securities:
 Planned amortization classes                  $104,528     5,064          -     109,592
 Targeted amortization classes and
  accretion directed classes                      7,646       436          -       8,082
 Sequential classes                              37,220     1,171          -      38,391
 Pass-throughs                                       60         6          -          66
    Total government agency
     mortgage-backed securities                 149,454     6,677          -      156,131
Government sponsored enterprise
 mortgage-backed securities:
 Planned amortization classes                   340,328    17,588          -      357,916
 Sequential classes                               5,612        58          -        5,670
 Pass-throughs                                      428        30          -          458
    Total government sponsored enterprise
     mortgage-backed securities                 346,368    17,676          -      364,044
Other mortgage-backed securities:
 Planned amortization classes                    47,887       983         31       48,839
 Sequential classes                             101,852     4,306         15      106,143
 Pass-throughs                                       19         1          -           20
 Subordinated classes                            10,510       349          -       10,859
  Total other mortgage-backed securities        160,268     5,639         46      165,861
Total mortgage-backed securities               $656,090    29,992         46      686,036

 Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 21.7% and 22.1% of the book value of the company's mortgage-backed securities as of March 31, 1994 and December 31, 1993, respectively, are sensitive to this prepayment risk.
 A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and AD securities comprised 76.6% and 76.3% of the book value of the company's mortgage-backed securities as of March 31, 1994 and December 31, 1993. The company does not invest in support class securities or principal-only ("PO") and interest-only ("IO") strips.
 As of March 31, 1994, 76.7% of the company's mortgage-backed securities were issued by either government agencies or government sponsored enterprises, compared to 75.6% as of December 31, 1993. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of one issue, with a book value of $15,722 as of March 31, 1994, all of the company's investments in other mortgage-backed securities are rated A or better by Standard & Poor's or Moody's.
 The amounts shown as (market) are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. The estimated market value of high-yield securities and the secondary market for high-yield securities have been and are likely to continue to be volatile because these securities are affected by various economic factors in addition to interest rate levels. Losses are recognized in the period they occur based upon specific review of the securities portfolio and other factors.
 The consideration received on sales of debt and equity securities, book value and realized gains and losses on those sales were as follows:

                                          (000's Omitted)
                                   For the Period Ended March 31,
                                         1994           1993
  Consideration received               $ 56,850        232,437
  Book value                             55,672        223,300
    Net investment gains (losses)      $  1,178          9,137
  Investment gains                     $  1,191          9,478
  Investment losses                        (13)          (341)
    Net investment gains (losses)      $  1,178          9,137

 Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, equity securities available-for-sale and other long-term investments changed as follows:

                                                 (000's) Omitted
                                         Net Unrealized Gains (Losses)
                                     Debt         Debt      Equity
                                  Securities   Securities  Securities     Other
                                   Held-to-    Available-  Available-   Long Term
                                   Maturity     for-Sale    for-Sale   Investments
Balance as of January 1, 1992     37,420        4,115        (809)         -
1993 Net Change                      911       38,927         995         878
Balance as of December 31, 1993   38,331       43,042         186         878
1994 Net Change                  (59,096)     (33,764)        (30)       (878)
Balance as of March 31, 1994    $(20,765)       9,278         156           -

 At March 31, 1994 and December 31, 1993, investments with statutory carrying values of $1,748,114,918 and $1,736,404,701, respectively, were on deposit with insurance departments to meet regulatory requirements.
3. Related Party Transactions:
 On January 22, 1991, the company made a $504,000, 30 year, first mortgage loan on the personal residence of a Director. At the time the loan was made, it represented a loan to value of 80%. This loan originally provided for interest at the rate equal to the cost of funds of the Eleventh District of the Federal Reserve, plus two percent and had a final payment due February 1, 2021. On December 10, 1992 the terms of the loan were renegotiated to provide for interest to be fixed at a rate of 7.5% and a final payment due January 10, 2008. The outstanding principal balance on this loan was $28,474 and $205,059 as of March 31, 1994 and December 31, 1993, respectively.
4. Other Assets:
Other assets consist of the following:

                                                   (000's Omitted)
                                             March 31,        December 31,
                                               1994               1993
Property and equipment at cost:
  Home office building
    (including land of $352)                  $  2,113          2,113
  Furniture and equipment                        3,374          3,328
  Automobiles                                      227            192
                                                 5,714          5,633
  Less accumulated depreciation                  3,267          3,174
                                                 2,447          2,459
 Other                                             810            538
                                              $  3,257          2,997

5. Reinsurance:
 The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $60,000.
 A summary of reinsurance data follows (000's Omitted):

For the                                           Ceded to      Assumed
 Period                             Gross          other       from other     Net
 Ended     Descriptions             amount       companies     companies     amount
March 31,  Life insurance in force  $ 347,597      274,915           -          72,682
  1994     Insurance premiums and
           policy charges               1,546          254           -           1,292
March 31,  Life insurance in force    376,429      300,324           -          76,105
  1993     Insurance premiums and
           policy charges               1,899          277           -           1,622
March 31,  Future policy benefits   2,039,135      150,034           -       1,889,121
  1994
December   Future policy benefits   2,005,339      150,500           -       1,854,839
31, 1993

The company had amounts receivable under reinsurance agreements of $150,974,637 and $151,392,088 as of March 31, 1994, and December 31,
1993, respectively. Of the amounts, $149,105,662 and $149,468,739 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. The following table identifies the components of the amounts receivable from ERC:

                                                   (000's Omitted)
                                            March 31,      December 31,
                                              1994            1993
Reserve for future policy benefits         $ 148,253        148,712
  Reimbursement for benefit payments and
    administrative allowance                     853            757
                                            $149,106        149,469

6. Retirement Plans:
 The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed ten percent of covered compensation. The company made no contributions to this plan during either the three months ended March 31, 1994 or 1993.
 The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
 The LESOP has acquired shares of the company aggregating 370,244 through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had unpaid principal balance of $3,639,922 as of March 31, 1994.
 Each year, the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 368,178 shares of the companyOs common stock now owned by the LESOP, 75,357 shares have been allocated to the participating employees with the remaining 292,821 shares being held by American as collateral for the loan.
 The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $71,391, and $140,264, for the three months ended March 31, 1994, and 1993, respectively.
 During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
 To qualify for this benefit, a Director must have reached the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
 As of March 31, 1994, five of the company's directors qualified for benefits under the plan. A liability in the amount of $562,492, representing the present value of future benefits, has been established. Charges to earnings relating to the plans were $1,068, and $7,919, for the three months ended March 31, 1994 and 1993, respectively.
 Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the three months ended March 31, 1994 and 1993 were $44,400 and -0- respectively.
7. Stockholders' Equity:
 Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1993, surplus profits of American were $12,621,521 and 10% of statutory capital and surplus was $8,714,605. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $100,000 each. As of March 31, 1994 and December 31, 1993 American's statutory capital and surplus was $89,422,233 and $87,146,052 respectively. Statutory net income (loss) for the year 1993 was ($1,469,786).
 On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan (the "1989 Nonqualified Plan") and simultaneously approved the termination of the 1986 Incentive Stock Option Plan and the 1986 Nonqualified Stock Option Plan. All of the options outstanding under those Plans were cancelled and replaced with options under the 1989 Nonqualified Plan. The options granted under the 1989 Nonqualified Plan will cover the same number of shares and have the same exercise price as the cancelled options, and none of such options may be exercised beyond ten years from the original date of grant of the cancelled option. A total of 797,237 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
 The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
 Changes during the periods were as follows:

                                                              For the Period Ended

                                                         March 31,       December 31,
                                                           1994              1993

Options outstanding, beginning of period                  816,107        757,340
Options granted                                                 -        413,000
Options exercised                                               -       (227,561)
Options expired                                           (18,870)      (126,659)
Options cancelled                                               -            (13)
Options outstanding, end of period                        797,237        816,107
Outstanding options exercisable at end of period          384,237        403,107
Shares reserved for future grants at end of period        217,047        145,677
Option prices per share:
      Exercised, during the period                              -    $4.84-$9.60
      Outstanding, end of period                     $4.84-$13.75   $4.84-$13.75

 On March 17, 1989, the Board of Directors also adopted the 1989
Stock Appreciation Rights Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder. During 1991, stock appreciation rights under the SAR Plan were granted as follows:
30,000 rights with a base price of $6.875, the closing stock price on December 31, 1991, exercisable on December 31, 1992; 30,000 rights with a base of $10.9375, the closing stock price on December 31, 1992, exercisable on December 31, 1993; and 30,000 rights with a base price of $11.00, the closing stock price on December 31, 1993, exercisable on December 31, 1994.

                                              For the Period Ended

                                           March 31,       December 31,
                                             1994             1993

Rights outstanding, beginning of period      30,000          60,000
   Rights granted                                 -               -
   Rights exercised                               -         (30,000)
   Rights expired                                 -               -
   Rights cancelled                               -               -
   Rights outstanding, end of period         30,000          30,000
   Reserved for future grants                 5,000           5,000

 The company recorded no compensation expense relating to stock appreciation rights for the three months ended March 31, 1994 and 1993.
 The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
 In conjunction with its bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

     Warrant         Issue         Number      Exercise  Expiration
      Holder          Date       of Shares      Price       Date
Morgan Guaranty      12/8/88      75,000   $   3.9688    12/9/98
                     4/30/92      95,002       6.3855     5/1/02
                                 170,002

9. Stockholders' Rights Plan:
 At a meeting of the company's Board of Directors held August 4, 1988, a resolution was passed adopting a Stockholders' Rights Plan. The Rights Plan provides that one junior preferred stock purchase right will be distributed as a dividend on each outstanding share of common stock of the company held on and after August 5, 1988.
 Each right entitles holders of the company's common stock to purchase one one-hundredth share of a new series of junior participating preferred stock of the company at an exercise price of $9.216. Each such fractional share of preferred stock is equivalent in voting power to one share of the company's common stock and would be paid dividends equal to the dividend paid on each share of common stock. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the company's common shares, or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common shares, or if a person or group acquired beneficial ownership of 10% or more of the common shares and such person or group is judged to be an "Adverse Person" by the company.
 If any person or group becomes the beneficial owner of 20% or more of the company's common shares, effects certain business combinations, or engages in certain "self-dealing" transactions, each right, not owned by the person or group, entitles its holder to purchase the previously described fractional shares of the company's junior participating preferred stock, at the right's then-current exercise price (or in certain circumstances as determined by the company, a combination of cash, property, common shares or other securities), having a value of twice the right's exercise price of $9.216. For purposes of determining the value of the junior preferred stock, each one one-hundredth of a share shall be considered to be equivalent in value to one share of the company's common stock. In addition, if the company is involved in a merger or business combination transaction with another person in which the company is not the surviving company, each right that has not previously been exercised will entitle its holder to purchase, at the right's then-current exercise price, common shares of such other person having a value of twice the right's exercise price.
 The company generally will be entitled to redeem the rights at 1 cent per right at any time until the 20th business day following the announcement that a 20% ownership position has been acquired.
10. Other Revenue:
 Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the three months ended March 31, 1994 and 1993 was $33,170 and $34,842, respectively.
11. Income Taxes:
 The provision for income taxes charged to operations was as follows:

                                                    (000's Omitted)
                                                    For the Period
                                                   Ended March 31,
                                                   1994        1993
Current income tax expense                        $  2,061       1,513
Deferred income tax expense (benefit)                (221)         840
 Total income tax expense                         $  1,840       2,353

12. Contingencies:
 The company's insurance subsidiary is subject to state guaranty association assessments in all states in which it is admitted. Generally these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Guaranty fund assessments reduced 1993 and 1992 income before taxes by approximately $1,594,000, and $1,834,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
 The company specializes in the sale of SPDA products as a retirement savings vehicle for individuals. During each of the past three years, sales of SPDAs have accounted for at least 92% of the company's premiums received, while sales of SPIAs and FPDAs have accounted for virtually all remaining premiums received.
 The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on SPDAs, SPIAs without life contingencies and FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on SPDAs, SPIAs without life contingencies and FPDAs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
 The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1993, 1992 and 1991, the company's weighted average expected surrender levels were 13.0%, 9.9% and 5.7%, compared to the weighted average actual surrenders of 14.7%, 9.6% and 10.2%. The negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
 Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $9.8 million, or 9%, $139.6 million, or 43%, and $34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 7% in both 1993 and 1992. Although, as of March 31, 1994, approximately $162.8 million, or 9% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $82.0 million of this amount is 5% or less. If the company reduces credited rate below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders were to occur.
 Premiums received by the company on the sale of its annuity products have declined and surrenders have increased in recent years. In the years ended December 31, 1993, 1992 and 1991, premiums received amounted to $222.2 million, $168.7 million and $219.2 million, respectively. Management believes the decline in premiums received during 1992 was due primarily to the rating downgrade of American by A.M. Best in July 1991, from "A" (Excellent) to "A-" (Excellent) and, to a lesser extent, to reductions in credited rates, agent and policyholder concerns about the company's non-investment grade bond holdings and the highly publicized insolvencies of other life insurance companies. Management also believes that a general decline in interest rates and a corresponding reduction in credited rates offered on annuity products may have reduced the relative attractiveness of annuities as compared with alternative investment vehicles. Management believes that A.M. Best ratings may have affected the credited rates and commissions the company has had to credit or pay to retain or attract business relative to the credited rates and commissions credited or paid by carriers enjoying A+ (Superior) and A++(Superior) ratings. The company has not materially altered the levels of commissions paid or interest rates credited in response to its A.M. Best ratings downgrade from A (Excellent) to A- (Excellent). In response to these events, the company continued to reduce its holdings of non-investment grade securities to less than 5% as of March 31, 1994. In addition, the company has expanded its internal investment management capabilities through the addition of new personnel. The company reduced its outstanding indebtedness from $31.2 million at the end of 1988 to $0 million as of December 31, 1993. Recently, the company has augmented its capabilities for agent recruitment through American Sales and the establishment of relationships with additional National Marketing Organizations. As a result of these actions, management believes that the company is now better positioned to take advantage of any opportunities for the sale of its products in the savings and retirement market.
Margin Analysis
 The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings (loss):

                                          For the Period Ended March 31,
                                            1994                1993
                                            (dollars in millions)
                                             (percent of average
                                         invested assets annualized)
Average invested assets <F1>          $ 1,823.1  100.0%  $ 1,714.3 100.0%
Insurance premiums and policy charges   $   1.3     .3%     $  1.6    .4%
Net investment income <F2>                 34.9     7.7       35.1    8.2
Policyholder benefits                     (27.0)   (5.9)     (29.7)  (6.9)
Gross interest margin                       9.2     2.0        7.0    1.6
Associated amortization of deferred
  acquisition costs                        (2.2)    (.5)      (3.0)   (.7)
Net interest margin                         7.0     1.5        4.0     .9
Net investment gains                        1.2      .3        9.1    2.1
Associated amortization of deferred
  acquisition costs                         (.3)    (.1)      (2.6)   (.6)
Net margin from investment gains             .9      .2        6.5    1.5
Total net margin                            7.9     1.7       10.5    2.4
Expenses, net                              (2.5)    (.5)      (2.5)   (.6)
Operating earnings                          5.4     1.2        8.0    1.8
Interest expense                              -       -         .2      -
Earnings before income taxes                5.4     1.2        7.8    1.8
Income tax expense (benefit)                1.8      .4        2.4     .6
Net earnings                            $   3.6     .8%    $   5.4   1.2%
Operating earnings                      $   5.4    1.2%    $   8.0   1.9%
Less: Net margin from investment gains       .9     .2         6.5   1.5
Operating earnings excluding net
 investment gains and associated
amortization of deferred policy
 acquisition costs                        $ 4.5      1.0%    $ 1.5     .4%

<F1> Average of cash, invested assets and net amounts due to or from brokers on unsettled security trades at the beginning (1) and end of period.
<F2> Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.

Results of Operations
Three Months Ended March 31, 1994 and 1993
 Insurance premiums and policy charges decreased $.3 million, or 19%, to $1.3 million in 1994 from $1.6 million in 1993, due primarily to a $.3 million decrease in premiums received on SPIA contracts.
 Net investment income decreased $.2 million, or 1% to $34.9 million from $35.1 million in 1993. This decrease resulted from the reduction in the average yield on invested assets from 8.2% for the three months ended March 31, 1993, to 7.7% for the three months ended March 31, 1994, offset in part by an increase in average invested assets from $1,714.3 million in 1993 to $1,823.1 million for 1994. The decline in yield experienced during the 1994 quarter results primarily from a $27.8 million investment in seven investment partnerships. Five of the partnerships lost a total of $.9 million during the quarter ended March 31, 1994. These partnerships form a fund of funds which is structured in an attempt to consistently provide returns in excess of the Standard and Poors 500 over time without regard to the general direction of financial markets. The funds' annualized return since inception in July 1993 was 3.0%, compared with a cash flow equivalent loss of 5.5% had the same amounts been invested at the same time in the Standard and Poors 500.
 In addition to the losses experienced in the company's partnership investments, average yields have been impacted by declining interest rates throughout 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realize investment gains.
 Net investment gains decreased $7.9 million, to $1.2 million in 1994, from $9.1 million in 1993. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1993 were to reduce the effects of the statutory losses resulting from surrenders in the first quarter of 1993 following the reduction of crediting rates on certain annuity policies below the "bailout" rate. Unrealized gains in the company's bond portfolio were $.1 million, $81.4 million and $77.7 million as of March 31, 1994, December 31, 1993 and March 31, 1993, respectively.
 Benefits, claims and interest credited to policyholders decreased $2.7 million, or 9%, to $27.0 million in 1994 from $29.7 million in 1993. This decrease results primarily from a reduction in the average interest rate credited on the companyOs annuity liabilities, from 6.4% as of March 31, 1993 to 5.8% as of March 31, 1994. This decrease was partially offset by an increase in annuity liabilities to $1,861.6 million on March 31, 1994 from $1,731.3 million on March 31, 1993.
 Amortization of deferred policy acquisition costs decreased $3.3 million, or 58%, to $2.4 million in 1994 from $5.7 million in 1993, primarily due to decreased net investment gains and an increase in the estimates of future expected gross profits resulting from the lowering of interest crediting rates. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $2.3 million to $.3 million in 1994, from $2.6 million in 1993. Amortization of DAC associated with gross interest margins decreased $.9 million to $2.2 million in 1994, from $3.1 million in 1993. Acquisition costs incurred during 1994 and deferred into future policy periods were $6.4 million, compared with $3.7 million in 1993.
 Interest expense decreased $.2 million, to $-0- million in 1994 from $.2 million in 1993. The company's bank debt was paid on November 19, 1993, with proceeds from a common stock offering.
 Income tax expense decreased $.6 million to $1.8 million in 1994 from $2.4 million in 1993. Taxes were provided at an effective rate of 34.0% on 1994 income and 30.0% on 1993 income.
Liquidity and Capital Resources
 The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
 As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
 The liquidity and requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
 For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the three months ended March 31, 1994 and 1993, was $6.1 million and ($103.7) million, respectively.
 The increase in net cash provided by annuity contracts without life contingencies in the first three months of 1993 resulted primarily from a $86.7 million decrease in surrender and death benefits paid from $151.7 million to $65.1 million and by a $22.8 million increase in premiums received from $47.0 million to $69.8 million.
 Net cash provided by the company's operating activities was $33.5 million and $35.3 million in 1994 and 1993, respectively.
 Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2% and 3% as of March 31, 1994 and December 31, 1993, respectively). The weighted average duration of the company's investment portfolio was 4.4 years as of March 31, 1994.
 The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the companyOs Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock.
Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements.
  Reinsurance. The company had amounts receivable under reinsurance agreements of $151.0 million and $151.4 million as of March 31, 1994 and December 31, 1993, respectively. Of the amounts, $149.1 million and $149.5 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of SPWL written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. Additionally, the company receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
 In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
 Effect of Inflation and Changes in Interest Rates. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1992 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease.
 In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
 PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION
Item 1. Legal Proceedings
 The company has no material legal proceedings pending against it.
Item 2. Changes in Securities
 For a description of the Stockholders Rights Plan, see Note 8 of Notes to consolidated Financial Statements which is incorporated herein by reference.
Item 3. Defaults upon Senior Securities
 None
Item 4. Submission of Matters to a Vote of Security Holders
 None
Item 5. Other Information
 None
Item 6. Exhibits and Reports on Form 8-K
 (a)Exhibits (numbered in accordance with Item 601 of Regulations S-K.

Exhibit                                                Page Number or
 Number              Description                           Number
(2)(a)    Plan and Agreement of Union dated      Exhibit (2) to Registration
          July 10, 1986, between AmVestors       Form S-2, File #2-82811
          Financial Corporation and American     dated November 26 1986.
          Investors Life Insurance Company,
          Inc.
(2)(b)    Resolutions of the Board of            Exhibit (2)(a) to Form 10-Q
          Directors dated January 7, 1988,       dated May 11, 1988.
          providing for succession to the
(4)(a)    Rights Agreement dated as of           Exhibit (1) to Form 8-K
          August 4, 1988, between AmVestors      dated August 10, 1988.
          Financial Corporation and The
          Merchants Bank, which includes the
          form of Certificate of Designation
          setting forth the terms of the
          series A Junior Participating
          Preferred Stock, $1.00 par value per
          share, as Exhibit A, the form of
          Right Certificate as Exhibit B and
          the Summary of Rights to Purchase
          Preferred Stock as Exhibit C
(4)(b)    Specimen Common Stock Certificate      Exhibit (4)(d) to Form 10-Q
                                                 dated August 13, 1993.
(11)      Calculation of Earnings (Loss) per     P 31
          Share

Exhibit                                              Page Number or Incorporation
Number                   Description                          by Reference
(20)(a)   Reports on From 8-K
          there were no reports on Form 8-K for
          the three months ended March 31, 1994
(22)      Wholly-owned subsidiaries of the registrant:
          American Investors Life Insurance
          Company, Inc.
          415 Southwest Eighth Avenue
          Topeka, Kansas 66603
          American Investors Sales Group, Inc.
          (formerly Gateway Corporation)
          415 Southwest Eighth Avenue
          Topeka, Kansas 66603
          AmVestors Investment Group, Inc.
          (formerly American Investors Sales
          Group, Inc.)
          415 Southwest Eighth Avenue
          Topeka, Kansas 66603
          Omni-Tech Medical, Inc.
          6206 Southwest Ninth Terrace
          Topeka, Kansas 66615

SIGNATURES
 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    AMVESTORS FINANCIAL CORPORATION

                          By: /c/Ralph W. Laster, Jr.
                          Ralph W. Laster, Jr.
                          Chairman of the Board
                          Chief Executive Officer
                          (Principal Executive Officer)
                          and Chief Financial Officer
                          (Principal Accounting Officer)

Date:  May 13, 1994

            AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES   EXHIBIT 11
                       CALCULATION OF EARNINGS (LOSS) PER SHARE
                         (000's Omitted, except per share data)

                                                    For the Quarter Ended March 31
                                                     1994                1993
CALCULATION OR PRIMARY EARNINGS
 PER SHARE
 Net earnings                                     $   3,572               5,490
 Less dividends paid on preferred stock                   -                 (84)
 Earnings for primary earnings per share              3,572               5,406
 Average number of shares outstanding                10,143               6,075
 Dilutive effect of stock options and warrants
  after application of treasury stock method            258                 378
 Average number of common shares and
  common equivalents outstanding                     10,401               6,453
 Primary earnings per share                       $     .34                 .84
CALCULATION OF FULLY DILUTED EARNINGS
 PER SHARE
 Earnings for fully diluted earnings per share   $    3,572               5,490
 Shares used in calculating primary
  earnings per share                                 10,401               6,453
 Shares resulting from assumed conversion
  of preferred stock                                      -                 561
 Additional dilutive effect of stock options
  and warrants after application of treasury
   stock method                                           -                   6
 Average number of common shares outstanding
  on a fully diluted basis                           10,401               7,020
 Fully diluted earnings per share                 $     .34                 .78