Form 10-Q
period 1994-06-30
AMVESTORS FINANCIAL CORP
filed 1994-08-15
CIK 5320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months Ended June 30, 1994


Commission File Number 0-15330


          AMVESTORS FINANCIAL CORPORATION
____________________________________________________
(Exact name of registrant as specified in its charter)

           Kansas                             48-1021516
______________________________      ____________________________
(State or other jurisdiction of            (I.R.S. Employer
Identification No.)
incorporation or organization)

415 Southwest 8th Avenue, Topeka, Kansas                   66603
________________________________________               __________
(Address of principal executive offices)               (Zip code)


Registrant s telephone number, including area code:(913) 232-6945
                                                   ______________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ____     ___
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                            Outstanding June 30, 1994
______________                         _________________________
       Common Stock, no par value          10,142,842 shares

AMVESTORS FINANCIAL CORPORATION

INDEX
PARTI.      Financial Information:
Page Number
             Consolidated Balance Sheets
               June 30, 1994 and December 31, 1993            2-3

             Consolidated Statements of Earnings
               Six months ended June 30, 1994 and 1993          4

             Consolidated Statements of Earnings
               Three months ended June 30, 1994 and 1993        5

             Consolidated Statements of Stockholders  Equity
               Twelve months ended December 31, 1993 and
               Six months ended June 30, 1994                   6

             Consolidated Statements of Cash Flows
               Six months ended June 30, 1994 and 1993          7

             Notes to Consolidated Financial Statements      8-22

             Management s Discussion and Analysis of Financial
               Condition and Results of Operations          23-30

PART II.     Other Information                              31-34

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1994 and December 31, 1993
(000's Omitted)
(Unaudited)
ASSETS                                                   1994           1993
Investments:
Debt securities:
Bonds:
Held-to-maturity (market $1,176,334 and $1,104,914)    $1,232,525      1,066,583
Available-for-sale (cost $580,512 and market $705,738)    586,330        662,696

Preferred stock with mandatory redemption requirements,
available-for-sale (cost $184 and market $177)                177            184
                                                        1,819,032      1,729,463
Equity securities, available-for-sale:
Common stock (cost $2,400 and $2,968)                       2,153          3,036
Preferred stock (cost $45 and $662)                            22            876
                                                            2,175          3,912
Other long-term investments                                49,298         39,880
Short-term investments                                      1,904          1,911

                                                        1,872,409       1,775,166
 Less allowance for credit losses                          (2,500)        (2,500)

Total investments                                       1,869,909       1,772,666

Cash and cash equivalents                                   3,080         21,782
Accounts receivable (net of allowance for uncollectible
accounts of $343 and $348)                                     56            819
Amounts receivable under reinsurance agreements            50,606         151,392
Amounts receivable on securities settlements in process     1,226          1,203
Accrued investment income                                  28,964          26,544
Deferred policy acquisition costs                         134,629         128,671
Deferred income taxes                                       8,737          8,622
Other assets                                                3,350          2,997

Total assets                                         $  2,200,557      2,114,696

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1994 and December 31, 1993
(000's Omitted, except per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS  EQUITY                    1994           1993

Liabilities:

Policy liabilities:
Future policy benefits                              $2,083,111       2,005,339
Other policy liabilities                                 4,662           4,948

                                                     2,087,773       2,010,287
Amounts due on securities settlements in process           950              -
Accrued expenses and other liabilities                   4,431          4,064

Total liabilities                                    2,093,154       2,014,351

Commitments and contingencies

Stockholders  equity:
Common stock, no par value, authorized
25,000,000 shares; issued   10,142,842 shares
in 1994 and 1993                                       12,907         12,907
Paid in capital                                        64,478         64,612
Unrealized investment gains (net of deferred policy
acquisition cost effects of $2,164 and $-0- and
deferred income tax expense of $1,182 and $548)         2,195          1,064
Retained earnings                                      31,244         25,183
                                                      110,824        103,766
Less leveraged employee stock ownership trust (LESOP)  (3,421)        (3,421)

Total stockholders  equity                            107,403        100,345

Total liabilities and stockholders  equity           2,200,557      2,114,696
See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six months ended June 30, 1994 and 1993
(000's Omitted, except per share data)
(Unaudited)

                                                   1994           1993
Revenue:
Insurance premiums and policy charges            $ 2,946              3,525
Net investment income                             69,163             68,825
Net investment gains                               1,055             12,746
Other revenue                                        281                190

Total revenue                                     73,445             85,286

Benefits and expenses:
Benefits, claims and interest credited to
policyholders                                     54,679             57,236
Amortization of deferred policy acquisition costs  4,995              9,554
General insurance expenses                         3,940              4,434
Premium and other taxes, licenses and fees           532                376
Other expenses                                       116                138

Total benefits and expenses                       64,262             71,738


Operating earnings                                 9,183             13,548
Interest expense                                       -                542

Earnings before income tax expense                9,183              13,006
Income tax expense                                3,122               3,902

Net earnings                                    $ 6,061               9,104

Earnings per share of common stock:

Primary:
Net earnings                                      $ .58                1.39

Fully diluted:

Net earnings                                      $ .58                1.31
Average shares outstanding:
Primary                                          10,363               6,438
Fully diluted                                    10,363               6,937
See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                         Unrealized
                                                         investment
                                Preferred Common  Paid-in   gains  Retained Treasury
                                  stock    stock  capital (losses) earnings stock   LESOP  Total
Balance as of January 1, 1993  $     172   8,186  45,016   (809)   7,441  (6,855)(3,688)   49,463
Net earnings                           -       -       -      -   17,978       -      -    17,978
Decrease in unrealized
investment losses                      -       -       -   1,873       -       -      -    1,873
Cash dividends to stock-
holders ($1.50 per share
on preferred stock)                     -      -       -       -    (236)      -      -      (236)
Cash paid on reverse stock
split                                   -      -     (25)      -       -       -      -       (25)
Issuance of common stock:
upon completion of
stock offering                          -  4,392  25,014       -       -       -      -     29,406
upon exercise of options                -    290   1,704<F2>   -       -       -      -      1,994
upon conversion of
preferred stock                     (172)    729    (557)      -       -       -      -          -

Cancellation of treasury stock         -   (690)  (6,165)      -       -     6,855    -          -
Repurchase of warrants
upon payment of debt                   -      -     (375)      -       -         -    -       (375)
Allocation of LESOP shares             -      -        -       -       -         -   267       267

Balance as of December 31, 1993        -  12,907   64,612   1,064<F1>25,183      -  (3,421)  100,345
Net earnings                           -       -        -       -     6,061      -       -     6,061
Expenses related to 1993 stock
offering                               -       -    (134)       -         -      -       -      (134)
Cumulative effect of
adoption of SFAS 115 on
 January 1, 1994                       -       -       -   19,431         -      -       -   19,431
Decrease in unrealized
investment gains                       -       -       -  (18,300)        -      -       -  (18,300)

Balance as of June 30, 1994    $       -  12,907  64,478    2,195    31,244      -  (3,421)  107,403
                                                         <F3><F4>

<F1> Net of deferred income taxes of $548.
<F2> Net of income tax benefit of $441.
<F3> Net of deferred income taxes of $1,182.
<F4> Net of amortization of deferred policy acquisition cost of $2,164.
See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
Six months ended June 30, 1994 and 1993 (000's Omitted)
(Unaudited)

                                                         1994             1993
Operating Activities:
Net earnings                                          $     6,061        9,104
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Interest credited to policyholders                         55,937       58,656
Depreciation                                                  229          249
Amortization of (discounts) premiums on debt
securities, net                                           (1,877)         (878)
Amortization of deferred policy acquisition costs          4,995         9,554
Net investment (gains) losses                             (1,055)      (12,746)
Accrued investment income                                 (2,420)          493
Deferred income taxes                                     (1,297)          977
Amortization of discount on notes payable                      -             3
Accrued expenses and other liabilities                       368          (341)
Other, net                                                   393         2,352
Net cash provided by operating activities                 61,334        67,423
Investing Activities:
Purchases of debt securities                            (323,485)     (260,218)
Proceeds from sale of debt securities                    166,763       238,428
Proceeds from maturation of debt securities               77,538        56,900
Purchases of long-term investments                       (11,898)       (6,252)
Principal collected on mortgage loans                        293         2,178
Policy loans originated                                     (769)         (754)
Principal collected on policy loans                          603           763
Short-term investments, net                                    7           465
Capitalization of deferred policy acquisition costs      (13,116)       (7,231)
Other, net                                                   690           151
Net cash provided by (used in) investing activities     (103,374)       24,430
Financing Activities:
Premiums received                                        145,447        89,932
Surrender and death benefits paid                       (126,930)     (230,854)
Surrender and risk charges collected                       2,787         2,643
Amount due on securities settlements in process              927       (28,856)
Payments on notes payable                                      -        (4,502)
Cash dividends to stockholders                                 -          (159)
Issuance of common stock                                    (134)        1,805
Other, net                                                 1,241        (3,162)
Net cash provided by (used in) financing activities       23,338      (173,153)
Increase (Decrease) in Cash and Cash Equivalents         (18,702)      (81,300)
Cash and Cash Equivalents:
Beginning of year                                         21,782        93,050
End of period                                         $    3,080        11,750
Supplemental schedule of cash flow information:
Income tax payments                                   $    2,690           204
Interest payments                                     $        -           540
Unrealized investment gains available for sale        $    5,541             -
Less: Associated amortization of deferred policy
acquisition costs                                          2,164             -
Deferred income tax expense                                1,182             -
Net unrealized investment gains available for sale   $     2,195             -
See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
_______________________________________________

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

  The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of
Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the statements of earnings and the statements of cash flows for the six month periods ended June
30, 1994 and 1993.
c.  Investments:

  Debt securities held-to-maturity are carried at amortized cost, except that those securi-ties with an other than temporary impairment in value are carried at estimated net reali-zable value. Debt securities available-for-sale are carried at the estimated market value, with any unrealized gains or losses recorded in stockholder's equity.
  Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
  The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consider-ation to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
  An allowance for credit losses has been recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the company's invested assets, which may occur in the future due to conditions unknown to management at this time. Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance.
  Investments in common stock and non-redeemable preferred stock are carried at market, with any unrealized gains or losses recorded in stockholders' equity.
The cost of securities sold is determined on the identified certificate basis.

___________________________________________________________

  Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partner-ship investments which are carried at an amount equal to the company's share of the partner-ships' estimated market value.
d.  Fair value of financial instruments:

  Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judg-ment is required to interpret market data to develop the estimates of fair value, the esti-mates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
The carrying values and estimated fair values of the company's financial instru-ments as of June 30, 1994 were as follows:

                                                (000's Omitted)
                                            Carrying           Fair
                                              Value           Value
Assets
Debt securities                             $ 1,819,032       1,762,841
Equity securities                                 2,175           2,175
Other long-term investments                      49,298          49,437
Short-term investments                            1,904           1,904
Cash and cash equivalents                         3,080           3,080
Accounts receivable and accrued investment
income                                           29,020          29,020
Liabilities:
Future policy benefits - investment contracts 1,852,415       1,741,700
Other policy liabilities                          4,662           4,662
Amounts due on securities settlement in
process                                            950              950
Accrued expenses and other liabilities           4,431            4,431

Debt securities - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
  Equity securities - Fair value equals the carrying value as these securities are carried at quoted market value.
  Other long-term investments - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjust-ed for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets carrying value.
  Short-term investments and cash and cash equivalents - The carrying amounts reported in the balance sheet approximate the assets fair value.
  Accounts receivable and accrued investment income - The carrying amounts reported in the balance sheet for these assets approximates fair value.

___________________________________________________________

  Future policy benefits for investment contracts - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
Other policy liabilities - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
Amounts due on securities settlements in process - The carrying amount reported in the balance sheet approximates the fair value of this liability.
Accrued expenses and other liabilities - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
The use of different market assumptions and/or estimation methodologies could have a mater-ial effect on the estimated fair value amounts.
e.  Deferred policy acquisition costs:
  The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in rela-tion to the incidence of expected gross profits over the expected life of the policies, but not more than 15 years. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31,
1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and with-drawals as are used to calculate the reserves for future benefits.
Determination of expected gross profits includes managements' best estimate of certain ele-ments over the life of the contracts, including anticipated excess investment income, surrend-er charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by manage-ment, and the total amortization recorded to date is adjusted by a charge or credit to the statement of operations if actual experience indicates that the estimates should be revised.
Net investment gains realized in the first six months of 1994 and 1993 resulted in the company experiencing investment margins greater than those estimated. As a result, $247,783 and $3,413,095 of the unamortized balance of deferred policy acquisition costs were expensed in the six months ended June 30, 1994 and 1993, respectively.
The amount charged off is
based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
Estimates of the expected gross profits to be realized in future years include the antici-pated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
f.  Future policy benefits:
  Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon esti-mated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 4% to 9% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.

___________________________________________________________

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

  The company and its subsidiaries prepare and file their income tax returns on a consoli-dated basis.
  The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial state-ments on the liability method.
j.  Earnings per share:

  Primary earnings per share of common stock are computed by dividing net earnings reduced by preferred dividend requirements by the sum of the weighted average number of shares out-standing during the period plus dilutive common stock equivalents applicable to stock options and warrants, calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible preferred stock outstanding during 1993.
k.  Consolidated statements of cash flows:

  For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
l.  New accounting standards:

  Effective January 1, 1994, the company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the account-ing and reporting for certain investments in debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale, or trading categories.
The cumulative effect of the adoption of this Statement was an increase in stockholder's equity of $19,430,903, representing the aggregate excess fair value over cost for those securities included in the available-for-sale category, net of associated amortization of deferred policy acquisition costs and deferred income tax expense. Net earnings for the period ended June 30, 1994 were not affected by the adoption of this Statement.
m.  Reclassifications:

  Certain reclassifications have been made to conform the June
30, 1993 and December 31,
1993 financial statements to the June 30, 1994 presentation.

2. Investments:
__________________

A summary of investment income is as follows:

                                                             (000's Omitted)
                                                              For the Period
                                                              Ended June 30,

                                                         1994         1993
Debt securities                                      $   70,441        68,267
Equity securities                                            46            43
Other long-term investments                                (979)          683
Short-term investments                                      431           748
Other                                                       158           110
                                                         70,097        69,851
Less investment expenses                                    934         1,026
Net investment income                                $   69,163        68,825

Net investment gains (losses):
Debt securities                                      $     472         12,950
Equity securities                                          583          (204)
Net investment gains (losses)                        $   1,055         12,746

  The maturity of the company's debt and equity securities portfolio as of June 30, 1994 was as follows:

                                                 (000's Omitted)
                                               As of June 30, 1994
                                  Held-to-maturity             Available-for-sale
                                            Estimated                    Estimated
                                Book         Market           Book         Market
                                Value        Value            Value        Value
Debt securities:
Bonds:
One year or less               $    2,499         2,528         26,142        26,208
Two years through five years       111,482       110,673       280,935       283,555
Six years through ten years        932,808       890,338       240,478       242,675
Eleven years and after             185,736      172,795         32,957        33,892
                                 1,232,525     1,176,334       580,512       586,330
Preferred stock with mandatory
redemption requirements                  -             -           184           177
Equity securities                        -             -         2,445         2,175
                               $ 1,232,525     1,176,334       583,141       588,682

These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.

_____________________________

  The book value, estimated market value and unrealized market gains and losses of debt and
equity securities as of June 30, 1994, and December 31, 1993 were as follows:
                                                        (000's Omitted)
                                                                            Estimated
                                            Book     Unrealized  Unrealized    Market
                                           Value       Gains      Losses      Value
             June 30, 1994
             _____________
Bonds held-to-maturity:
Corporate debt obligations
Investment grade                         $ 821,198        5,528   46,478     780,248
High-yield                                  99,708         210     5,676      94,242
                                           920,906       5,738    52,154     874,490
U.S. Treasury obligations                    3,628           4       236       3,396
Mortgage-backed securities                 307,991         243     9,786     298,448
Bonds held-to-maturity                   1,232,525       5,985    62,176    1,176,334
Bonds available-for-sale:
Corporate debt obligation
Investment grade                           194,150       5,121        72      199,199
High-yield                                   3,212           -       282      2,930
                                           197,362       5,121       354     202,129
U.S. Treasury obligations                   77,518           -     2,212      75,306
Mortgage-backed securities                 305,632       4,829     1,566     308,895
Bonds available-for-sale                   580,512       9,950     4,132      586,330
Total bonds                              1,813,037      15,935    66,308   1,762,664
Preferred stock with mandatory redemption
requirements available-for-sale                184           -         7         177
Equity securities available-for-sale         2,445         226       496       2,175
                                       $ 1,815,666      16,161    66,811   1,765,016
            December 31, 1993
            __________________
Bonds held-to-maturity:
Corporate debt obligations
Investment grade                        $  776,905      32,703    3,480     806,128
High-yield                                  84,063       2,799      559      86,303
                                           860,968       35,50    4,039    892,431
U.S. Treasury obligations                    3,631          14        5       3,640
Mortgage-backed securities                 201,984       6,905       46     208,843
Bonds held-to-maturit                    1,066,583      42,421    4,090    1,104,914
Bonds available-for-sale:
Corporate debt obligations
Investment grade                          198,636       19,943        -       218,579
High-yield
                                          198,636       19,943        -      218,579
U.S. Treasury obligations                   9,954           12        -        9,966
Mortgage-backed securities                454,106       23,087        -      477,193
Bonds available-for-sale                  662,696       43,042        -      705,738
Total bonds                              1,729,279      85,463    4,090    1,810,652
Preferred stock with mandatory
redemption requirements                        184           -        7         177
Equity securities                            3,630          795     513       3,912
                                        $1,733,093       86,258   4,610   1,814,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments (continued):
____________________________

  The preceding table includes the book value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

                                                  Accumulated              Estimated
                                     Original      Write        Book        Market
                                      Cost         downs       Value       Value
June 30, 1994                      $  7,545        7,545          _            _

December 31, 1993                  $  7,611        7,582         29           76

The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate col-lection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.

  The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of June 30, 1994, and December 31, 1993 were as follows:

                                                           (000's Omitted)
                                                                              Estimated
                                                 Book   Unrealized  Unrealized   Market
            June 30, 1994                        Value    Gains       Losses     Value
Government agency mortgage-backed securities:
 Planned amortization classes                  $ 75,516     292       3,591     72,217
Targeted amortization classes and
accretion directed classes                        7,687       -          59     7,628
Sequential classes                               18,695       6          85    18,616
Pass-throughs                                        49       4           -        53
Total government agency
mortgage-backed securities                      101,947     302       3,735     98,514
Government sponsored enterprise
mortgage-backed securities:
Planned amortization classes                    348,831   2,836        4,516   347,151
Sequential classes                                  783      11            -      794
Pass-throughs                                       324       8            -       332
Total government sponsored enterprise
mortgage-backed securities                      349,938   2,855       4,516    348,277
Other mortgage-backed securities:
Planned amortization classes                     27,160     153         167    27,146
Sequential classes                              123,981   1,761        2,588   123,154
Pass-throughs                                        14       1            -       15
Subordinated classes                             10,583       -          346    10,237
Total other mortgage-backed securities          161,738    1,915       3,101   160,552
Total mortgage-backed securities              $ 613,623    5,072      11,352   607,343

___________________________

                                                           (000's Omitted)
                                                                                Estimated
                                                 Book   Unrealized   Unrealized  Market
             December 31, 1993                   Value     Gains      Losses    Value
Government agency mortgage-backed securities:
Planned amortization classes                  $ 104,528     5,064          -   109,592
Targeted amortization classes and
accretion directed classes                        7,646       436          -     8,082
Sequential classes                               37,220     1,171          -    38,391
Pass-throughs                                        60         6          -        66
Total government agency
mortgage-backed securities                      149,454     6,677          -   156,131
Government sponsored enterprise
mortgage-backed securities:
Planned amortization classes                    340,328    17,588          -   357,916
Sequential classes                                5,612        58          -     5,670
Pass-throughs                                       428        30          -       458
Total government sponsored enterprise
mortgage-backed securities                      346,368    17,676          -   364,044
Other mortgage-backed securities:
Planned amortization classes                     47,887       983          31    48,839
 Sequential classes                             101,852     4,306          15   106,143
Pass-throughs                                        19         1           -      20
Subordinated classes                             10,510       349           -    10,859
Total other mortgage-backed securities          160,268     5,639          46   165,861
Total mortgage-backed securities              $ 656,090    29,992          46   686,036

  Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepay-ments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 23.4% and 22.1% of the book value of the company's mortgage-backed securities as of June 30, 1994 and December 31, 1993, respectively, are sensitive to this pre-payment risk.
A portion of the company's mortgage-backed securities portfolio consists of planned amorti-zation class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shift-ing the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 74.8% and 76.3% of the book value of the company's mortgage-backed securities as of June 30, 1994 and December 31, 1993.
The company does not invest in support class securities or principal-only ("PO") and interest-only ("IO") strips.

___________________________

  As of June 30, 1994, 73.6% of the company's mortgage-backed securities were issued by either government agencies or government sponsored enterprises, compared to 75.6% as of December 31, 1993. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of one issue, with a book value of $14,243 as of June 30, 1994, all of the company's investments in other mortgage-backed securities are rated A or better by Standard & Poor's or Moody's.
The amounts shown as "market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally esti-mates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. The estimated market value of high-yield securities and the secondary market for high-yield securities have been and are likely to continue to be volatile because these securities are affected by various economic factors in addition to interest rate levels. Losses are recognized in the period they occur based upon specific review of the securities portfolio and other factors.

  The consideration received on sales of debt and equity
securities, book value and realized
gains and losses on those sales were as follows:
                                                      (000's Omitted)
                                                For the Period Ended June 30,
                                                  1994             1993
Consideration received                          $   249,735        340,392
Book value                                          248,680        327,646
Net investment gains (losses)                   $     1,055         12,746
Investment gains                                $     2,167         13,219
Investment losses                                    (1,112)          (473)
Net investment gains (losses)                   $     1,055         12,746

  The above table includes bonds of one issuer which the company had classified as held-to-maturity. These bonds had a book value of $8,507,732 and the sale resulted in a realized loss of $205,526. The decision to sell these bonds was based upon a significant deterioration in the issuer's credit worthiness.

  Net unrealized gains (losses) on debt securities
held-to-maturity, debt securities available-
for-sale, equity securities available-for-sale and other
long-term investments changed
as follows:
                                                     (000's) Omitted
                                               Net Unrealized Gains (Losses)
                                    Debt           Debt         Equity
                                 Securities      Securities    Securities      Other
                                  Held-to-       Available-     Available-    Long Term
                                  Maturity        for-Sale      for-Sale     Investments
Balance as of January 1, 1992          37,420           4,115        (809)            -
1993 Net Change                           911          38,920       1,091         1,330

Balance as of December 31, 1993        38,331          43,035          282         1,330
1994 Net Change                       (94,522)        (37,224)        (552)       (1,330)

Balance as of June 30, 1994     $     (56,191)          5,811         (270)            -

___________________________

  At June 30, 1994 and December 31, 1993, investments with statutory carrying values of $1,789,640,651 and $1,736,404,701, respectively, were on deposit with insurance departments to meet regulatory requirements.
3. Related Party Transactions:
______________________________
  On January 22, 1991, the company made a $504,000, 30 year, first mortgage loan on the personal residence of a Director. At the time the loan was made, it represented a loan to value of
80%. This loan originally provided for interest at the rate equal to the cost of funds of the
Eleventh District of the Federal Reserve, plus two percent and had a final payment due February
1, 2021. On December 10, 1992 the terms of the loan were renegoti ated to provide for interest
to be fixed at a rate of 7.5% and a final payment due January 10,
2008. The outstanding prin-
cipal balance on this loan was $22,977 and $205,059 as of June
30, 1994 and December 31, 1993,
respectively.
4. Other Assets:
________________

Other assets consist of the following:
                                                        (000's Omitted)
                                                  June 30,         December 31,
                                                    1994             1993
Property and equipment at cost:
Home office building (including land of $352)        $2,113            2,113
Furniture and equipment                               3,418            3,328
Automobiles                                             114              100
                                                      5,645            5,541
Less accumulated depreciation                         3,180            3,174
                                                      2,465            2,367
Other                                                   885              630
                                                   $  3,350            2,997

5. Reinsurance
_______________

  The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.

  A summary of reinsurance data follows (000's Omitted):
  For the                                       Ceded to      Assumed
   Period                             Gross       other      from other       Net
   Ended         Descriptions         amount     companies    companies      amount
June 30,    Life insurance in force $  341,339      269,877          -        71,462
1994        Insurance premiums and
            policy charges          $    3,431          485          -          2,946
June 30,    Life insurance in force $  367,529      292,745          -        74,784
1993        Insurance premiums and
            policy charges          $    4,095          570          -         3,525

June 30,    Future policy benefits  $2,083,111      149,502          -      1,933,609
1994

December    Future policy benefits  $2,005,339      150,500          -      1,854,839
31, 1993

___________________________
  The company had amounts receivable under reinsurance agreements of $150,606,141 and
$151,392,088 as of June 30, 1994, and December 31, 1993,
respectively. Of the amounts,
$148,737,173 and $149,468,739 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation
(ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. The following table identifies the components of the amounts receivable from ERC:

                                                        (000's Omitted)
                                                   June 30,       December 31,
                                                     1994             1993
Reserve for future policy benefits               $     147,810         148,712
Reimbursement for benefit payments and
administrative allowance                                   927             757
                                                 $     148,737         149,469

6. Retirement Plans:
____________________
  The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed ten percent of covered compensation. The company made no contributions to this plan during either the six months ended June 30, 1994 or 1993.
The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
The LESOP has acquired shares of the company aggregating 370,244 through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual install-ments through December 30, 2002. The note had unpaid principal balance of $3,639,922 as of
June 30, 1994.
 Each year, the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 368,178 shares of the company's common stock now owned by the LESOP, 75,357 shares have been allocated to the participating employees with the remaining 292,821 shares being held by American as collateral for the loan.
The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders equity. Accrued contributions to the LESOP were
$279,339, and $319,157, for the six months ended June 30, 1994, and 1993, respectively.
During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified
Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
To qualify for this benefit, a Director must have reached the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
As of June 30, 1994, five of the company's directors qualified for benefits under the plan.
A liability in the amount of $562,492, representing the present value of future benefits, has been established. Charges to earnings relating to the plans were $1,068, and $7,919, for the six months ended June 30, 1994 and 1993, respectively.

________________________________
  Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for
the six months ended June 30, 1994 and 1993 were $93,259 and -0-
respectively.
7. Stockholders  Equity:
________________________

  Dividends by American to AmVestors are limited by laws applicable to insurance companies.
Under Kansas law, American may pay a dividend, without prior consent of the Kansas Commissioner of Insurance, in an amount equal to the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1993, surplus profits of American were
$12,621,521 and 10% of statutory capital and surplus was $8,714,605. Statutory net income
(loss) for the year 1993 was ($1,469,786). American is also required to maintain, on a statuto-ry basis, paid-in capital stock and surplus (capital in excess of par value and unassigned sur-
plus) of $100,000 each. As of June 30, 1994 and December 31,
1993 American's statutory capital
and surplus was $91,654,324 and $87,146,052 respectively.
On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock
Option Plan (the "1989 Nonqualified Plan") and simultaneously approved the termination of the
1986 Incentive Stock Option Plan and the 1986 Nonqualified Stock Option Plan. All of the options outstanding under those Plans were cancelled and replaced with options under the 1989
Nonqualified Plan. The options granted under the 1989 Nonqualified Plan will cover the same number of shares and have the same exercise price as the cancelled options, and none of such options may be exercised beyond ten years from the original date of grant of the cancelled option. A total of 768,737 options to acquire common stock are outstanding under the 1989
Nonqualified Plan.
The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.

  Changes during the periods were as follows:
                                                        For the Period Ended
                                                      June 30,        December 31,
                                                        1994            1993
Options outstanding, beginning of period              816,107           757,340
Options granted                                             -           413,000
Options exercised                                           -          (227,561)
Options expired                                       (18,870)          (126,659)
Options cancelled                                     (28,500)              (13)
Options outstanding, end of period                    768,737            816,107
Outstanding options exercisable at end of period      470,237            403,107
Shares reserved for future grants at end of period    245,547            145,677
Option prices per share:
Exercised, during the period                                -          $4.84-$9.60
Outstanding, end of period                          $4.84-$12.66       $4.84-$13.75

_____________________________________
  On March 17, 1989, the Board of Directors also adopted the 1989 Stock Appreciation Rights
Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR
Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder. During 1991, stock appreciation rights under the SAR Plan were granted as follows: 30,000 rights with a base price of
$6.875, the closing stock price on December 31, 1991, exercisable on December 31, 1992;
30,000 rights with a base of $10.9375, the closing stock price on December 31, 1992, exer-cisable on December 31, 1993; and 30,000 rights with a base price of $11.00, the closing stock price on December 31, 1993, exercisable on December 31, 1994.

                                                     For the Period Ended
                                                June 30,          December 31,
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

  The company recorded no compensation expense relating to stock appreciation rights for the six months ended June 30, 1994 and 1993.
  The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan autho-rizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.

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
                                               170,002

9. Stockholders' Rights Plan:
______________________________

  At a meeting of the company's Board of Directors held August 4, 1988, a resolution was passed adopting a Stockholders' Rights Plan. The Rights Plan provides that one junior pre-
ferred stock purchase right will be distributed as a dividend on each outstanding share of common stock of the company held on and after August 5, 1988. Each right entitles holders of the company's common stock to purchase one one-hundredth share of a new series of junior participating preferred stock of the company at an exercise price of $9.216. Each such fractional share of preferred stock is equivalent in voting power to one share of the company's common stock and would be paid dividends equal to the dividend paid on each share of common stock. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the company's common shares, or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common shares, or if a person or group acquired beneficial ownership of 10% or more of the common shares and such person or group is judged to be an "Adverse
Person" by the company.
If any person or group becomes the beneficial owner of 20% or more of the company's common shares, effects certain business combinations, or engages in certain "self-dealing" transac-
tions, each right, not owned by the person or group, entitles its holder to purchase the previously described fractional shares of the company s junior participating preferred stock, at the right s then-current exercise price (or in certain circumstances as determined by the company, a combination of cash, property, common shares or other securities), having a value of twice the right's exercise price of $9.216. For purposes of determining the value of the junior preferred stock, each one one-hundredth of a share shall be considered to be equiva-
lent in value to one share of the company s common stock.
In addition, if the company is
involved in a merger or business combination transaction with another person in which the company is not the surviving company, each right that has not previously been exercised will entitle its holder to purchase, at the right's then-current exercise price, common shares of such other person having a value of twice the right's exercise price.
The company generally will be entitled to redeem the rights at 1 cent per right at any time until the 20th business day following the announcement that a 20% ownership position has been acquired.
10. Other Revenue:
__________________
  Effective December 1, 1989, the company entered into a coinsurance agreement with
Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be admini-stered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the six months ended June 30, 1994 and 1993 was $65,873 and $69,320, respectively.

11. Income Taxes:
_________________

  The provision for income taxes charged to operations was as follows:
                                                        (000's Omitted)
                                                         For the Period
                                                         Ended June 30,
                                                      1994             1993

Current income tax expense                              $  4,419       2,995
Deferred income tax expense (benefit)                     (1,297)        907
Total income tax expense                                $  3,122       3,902

12. Contingencies:
_____________________

  The company's insurance subsidiary is subject to state guaranty association
assessments in all states in which it is admitted. Generally these associations
guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof
to be credited against future premium taxes. Guaranty fund assessments reduced 1993 and 1992 income before taxes by approximately $1,594,000, and
$1,834,000, respec-
tively. The company expects that further charges to income may be required in the
future and will record such amounts when they become known.
13. Subsequent Event:
__________________________

  On June 30, 1994, the company's Board of Directors voted to repeal the Stockholders'
Rights Plan and set the close of business on July 22, 1994 as the record date for the pay-ment of the one cent per share redemption price. Stockholders of record were paid on August
8, 1994, in full redemption of the rights under the plan. The total amount to redeem the
Rights was $101,432.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
________________________________________________________________________________
General
  The company specializes in the sale of SPDA products as a retirement savings vehicle for individuals. During each of the past three years, sales of SPDAs have accounted for at least
92% of the company s premiums received, while sales of SPIAs and FPDAs have accounted for virtually all remaining premiums received.
The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on SPDAs, SPIAs without life contingencies and FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs
(principally commissions)
related to such sales are not recognized as expenses but are capitalized as deferred acquisi-tion costs, or "DAC". As a result of this deferral of costs and the lack of revenue recogni-tion for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on SPDAs, SPIAs without life contingencies and FPDAs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
The company's earnings depend, in significant part, upon the persistency of its annuities.
Over the life of the annuity, net investment income, net investment gains and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is termi-nated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals.
As a result, the impact on
earnings from surrenders will depend upon the extent to which available surrender charges off-set the associated amortization of DAC. For the years ended 1993, 1992 and 1991, the company's weighted average expected surrender levels were 13.0%, 9.9% and 5.7%, compared to the weighted average actual surrenders of 14.7%, 9.6% and 10.2%. The negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
  Recent periods of low interest rates have reduced the company s investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In
January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $18.1 million, or 17%, $139.6 million, or 43%, and $34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products,
American's annuity withdrawal rates were 7% in both 1993 and 1992. Although, as of
June 30, 1994, approximately $169.6 million, or 10% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $90.0 million of this amount is 5% or less.
If the company reduces credited rate below the "bailout" rates on policies containing
"bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future
"bailout" surrenders were to occur.
  Premiums received by the company on the sale of its annuity products have declined and surrenders have increased in recent years. In the years ended
December 31, 1993, 1992 and
1991, premiums received amounted to $222.2 million, $168.7 million and $219.2 million, respectively. Management believes the decline in premiums received during 1992 was due primarily to the rating downgrade of American by A.M. Best in July 1991, from "A"
(Excellent) to "A-" (Excellent) and, to a lesser extent, to reductions in credited rates, agent and policyholder concerns about the company's non-investment grade bond holdings and the highly publicized insolvencies of other life insurance companies.
Management also believes that a
general decline in interest rates and a corresponding reduction in credited rates offered on annuity products may have reduced the relative attractiveness of annuities as compared with alternative investment vehicles. Management believes that A.M.
Best ratings may have affected
the credited rates and commissions the company has had to credit or pay to retain or attract business relative to the credited rates and commissions credited or paid by carriers enjoying A+ (Superior) and A++(Superior) ratings. The company has not materially altered the levels of commissions paid or interest rates credited in response to its A.M. Best ratings downgrade from A (Excellent) to A- (Excellent). In response to these events, the company continued to reduce its holdings of non-investment grade securities to less than 6% as of June 30, 1994. In addition, the company has expanded its internal investment management capabilities through the addition of new personnel. The company reduced its outstanding indebtedness from $31.2 million at the end of 1988 to $0 million as of December 31, 1993.
Recently, the company has augmented its capabilities for agent recruitment through American
Sales and the establishment of relationships with additional
National Marketing
Organizations. As a result of these actions, management believes that the company is now better positioned to take advantage of any opportunities for the sale of its products in the savings and retirement market.

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

                                           For the Six Months Ended June 30,
                                                   1994                  1993
                                                     (dollars in millions)
                                                     (percent of average
                                                  invested assets annualized)

Average invested assets <F1>               $   1,831.6  100.0%    $ 1,710.9   100.0%
Insurance premiums and policy charges          $   2.9     .3%        $  3.5     .4%
Net investment income <F2>                        69.2     7.6          68.8     8.0
Policyholder benefits                            (54.7)   (6.0)        (57.2)   (6.7)
Gross interest margin                             17.4     1.9          15.1     1.7
Associated amortization of deferred
 acquisition costs                                (4.7)    (.5)        (6.1)    (.7)
Net interest margin                               12.7     1.4          9.0     1.0
Net investment gains                               1.1      .1         12.7     1.5
Associated amortization of deferred
 acquisition costs                                 (.2)      -         (3.4)    (.4)
Net margin from investment gains                    .8      .1           9.3    1.1
Total net margin                                  13.5     1.5         18.3     2.1
Expenses, net                                     (4.3)    (.5)         (4.8)   (.6)
Operating earnings                                 9.2     1.0         13.5     1.5
Interest expense                                     -       -           .5       -
Earnings before income taxes                       9.2     1.0         13.0     1.5
Income tax expense (benefit                        3.1      .3          3.9      .5
Net earnings                                   $   6.1      .7%      $  9.1     1.0%
Operating earnings                             $   9.2     1.0%      $ 13.5     1.5%
Less: Net margin from investment gains              .8      .1          9.3     1.1
Operating earnings excluding net investment
 gains and associated amortization of
  deferred policy acquisition costs            $   8.4     .9%     $    4.2      .4%

<F1>Average of cash, invested assets (excluding unrealized gains (losses) on debt securities
  available-for-sale) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period.

<F2>Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.


                                                 For the Quarter Ended June 30,
                                                    1994                 1993
                                                     (dollars in millions)
                                                     (percent of average
                                                  invested assets annualized)
Average invested assets <F1>               $  1,859.0  100.0%    $  1,679.1  100.0%

Insurance premiums and policy charges        $    1.7     .4%    $     1.9      .5%
Net investment income <F2>                       34.3    7.4          33.7     8.0
Policyholder benefits                           (27.7)  (6.0)        (27.6)  (6.6)
Gross interest margin                             8.3    1.8           8.0    1.9
Associated amortization of deferred
 acquisition costs                               (2.6)   (.6)          (3.1)  (.7)
Net interest margin                               5.7    1.2            4.9    1.2
Net investment gains (losses)                     (.1)     -            3.6     .9
Associated amortization of deferred
  acquisition costs                                 -      -            (.8)  (.2)
Net margin from investment gains (losses)         (.1)     -            2.8    .7
Total net margin                                  5.6     1.2           7.7     1.9
Expenses, net                                    (1.8)    (.4)         (2.2)   (.5)
Operating earnings                                3.8      .8           5.5     1.4
Interest expense                                    -       -            .3       1
Earnings before income taxes                      3.8      .8           5.2     1.3
Income tax expense (benefit)                      1.3      .3           1.6     .4
Net earnings                                  $   2.5      .5%       $  3.6     9%
Operating earnings                             $  3.8      .8%       $  5.5     1.4%
Less: Net margin from investment
 gains (losses)                                   (.1)      -           2.8      .7
Operating earnings excluding net investment
 gains (losses)and associated amortization
  of deferred policy acquisition costs          $.3.9     .8%        $  2.7   .7%

<F1>Average of cash, invested assets (excluding unrealized gains
(losses) on debt securities
   available-for-sale) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period.
<F2>Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.

Results of Operations

Six Months Ended June 30, 1994 and 1993

  Insurance premiums and policy charges decreased $.6 million, or 17%, to $2.9 million in
1994 from $3.5 million in 1993, due primarily to a $.5 million decrease in premiums received on SPIA contracts.

  Net investment income increased $.4 million, or 1% to $69.2 million from $68.8 million in
1993. This increase resulted from an increase in average invested assets from $1,710.9 million in 1993 to $1,831.6 million in 1994, offset in part by a reduction in the yield on average invested assets from 8.0% for the six months ended
June 30, 1993, to 7.6% for the
six months ended June 30, 1994. The decline in yield experienced during the first six months of 1994 resulted in part from a $14.2 million investment in four investment partnerships.
These partnerships lost a total of $2.3 million during the first six months of 1994. These partnerships along with three other partnerships form a fund of funds totalling $26.9 million which is structured in an attempt to consistently provide returns in excess of the Standard and Poors 500 over time without regard to the general direction of financial markets. The funds' annualized loss since inception in July 1993 was 2.7%, compared with a cash flow equivalent loss of 2.0% had the same amounts been invested at the same time in the Standard and Poors 500.
  In addition to the losses experienced in the company's partnership investments, average yields have been impacted by declining interest rates throughout 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realize investment gains.
  Net investment gains decreased $11.6 million, to $1.1 million in 1994, from $12.7 million in 1993. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1993 were primarily taken to reduce the effects of the statutory losses resulting from surrenders in the first quarter of 1993 following the reduction of crediting rates on certain annuity policies below the "bailout" rate. Unrealized gains (losses) in the company's bond portfolio were ($50.4) million, $81.4 million and $96.9 million as of June 30, 1994, December 31, 1993 and June 30, 1993, respectively.
  Benefits, claims and interest credited to policyholders decreased $2.5 million, or 4%, to $54.7 million in 1994 from $57.2 million in 1993. This decrease results primarily from a reduction in the average interest rate credited on the company's annuity liabilities, from
6.4% as of June 30, 1993 to 5.8% as of June 30, 1994. This
decrease was partially offset by
an increase in annuity liabilities to $1,905.7 million on June 30, 1994 from $1,723.3 million on June 30, 1993.
Amortization of deferred policy acquisition costs decreased $4.6 million, or 48%, to $5.0 million in 1994 from $9.6 million in 1993, primarily due to decreased net investment gains and an increase in the estimates of future expected gross profits resulting from the lowering of interest crediting rates. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $3.2 million to $.2 million in 1994, from $3.4 million in 1993. Amortization of DAC associated with gross interest margins decreased $1.4 million to
$4.7 million in 1994, from $6.1 million in 1993. Acquisition costs incurred during 1994 and deferred into future policy periods were $13.1 million, compared with $7.2 million in 1993.
Interest expense decreased $.5 million, to $-0- million in 1994 from $.5 million in 1993.
The company's bank debt was paid on November 19, 1993, with proceeds from a common stock offering.
  Income tax expense decreased $.8 million to $3.1 million in 1994 from $3.9 million in
1993. Taxes were provided at an effective rate of 34.0% on 1994 income and 30.0% on 1993 income.
Results of Operations
Three Months Ended June 30, 1994 and 1993
  Insurance premiums and policy charges decreased $.2 million, or 11%, to $1.7 million in
1994 from $1.9 million in 1993, due primarily to a $.2 million decrease in premiums received on SPIA contracts.
  Net investment income increased $.6 million, or 2% to $34.3 million from $33.7 million in
1993. This increase resulted from an increase in average invested assets from $1,679.1 million in 1993 to $1,859.0 million in 1994, offset in part by a reduction in the yield on average invested assets from 8.0% for the quarter ended June 30, 1993, to 7.4% for the quarter ended June 30, 1994. The decline in yield experienced during the second quarter of 1994 resulted in part from a $19.7 million investment in four investment partnerships. These partnerships lost a total of $.9 million during the second quarter of 1994. These partner-ships along with three other partnerships form a fund of funds totalling $26.9 million which is structured in an attempt to consistently provide returns in excess of the Standard and
Poors 500 over time without regard to the general direction of financial markets. The funds' annualized loss since inception in July 1993 was 2.7%, compared with a cash flow equivalent loss of 2.0% had the same amounts been invested at the same time in the Standard and Poors
500.
  In addition to the losses experienced in the company's partnership investments, average yields have been impacted by declining interest rates throughout 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realize investment gains.
  Net investment gains (losses) decreased $3.7 million, to a loss of $.1 million in 1994, from gains of $3.6 million in 1993. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1993 were to reduce the effects of the statutory losses resulting from surrenders following the reduction of crediting rates on certain annuity policies below the bailout rate in the first quarter of 1993.
Unrealized gains (losses) in the company's bond portfolio were ($50.4) million, $81.4 million and $96.9 million as of June 30, 1994, December 31, 1993 and June 30, 1993,
respectively.
  Benefits, claims and interest credited to policyholders increased $.1 million to $27.7 million in 1994 from $27.6 million in 1993. This increase results primarily from an increase in annuity liabilities to $1,905.7 million on June
30, 1994 from $1,723.3 million on June
30, 1993. This increase was partially offset by a reduction in the average interest rate credited on the company's annuity liabilities, from 6.4% as of June 30, 1993 to 5.8% as of
June 30, 1994.
Amortization of deferred policy acquisition costs decreased $1.3 million, or 33%, to $2.6 million in 1994 from $3.9 million in 1993, primarily due to decreased net investment gains and an increase in the estimates of future expected gross profits resulting from the lower-ing of interest crediting rates. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $.8 million to $-0-million in 1994, from $.8 million in 1993. Amortization of DAC associated with gross interest margins decreased $.5 million to $2.6 million in 1994, from $3.1 million in 1993. Acquisition costs incurred during 1994 and deferred into future policy periods were $6.7 million, compared with $3.5 million in 1993.
Interest expense decreased $.3 million, to $-0- million in 1994 from $.3 million in 1993.
The company's bank debt was paid on November 19, 1993, with proceeds from a common stock offering.
  Income tax expense decreased $.3 million to $1.3 million in 1994 from $1.6 million in
1993. Taxes were provided at an effective rate of 34.0% on 1994 income and 30.0% on 1993 income.
Liquidity and Capital Resources
  The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administra-tive, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance
Commissioner.
The liquidity and requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the six months ended June 30, 1994 and 1993, was
$21.3 million and ($138.3) million, respectively.
The increase in net cash provided by annuity contracts without life contingencies in the first six months of 1993 resulted primarily from a $104.0 million decrease in surrender and death benefits paid from $230.9 million to $126.9 million and by a $55.5 million increase in premiums received from $89.9 million to $145.4 million.
  Net cash provided by the company's operating activities was $61.3 million and $67.4 million in 1994 and 1993, respectively.
  Cash provided by financing and operating activities and by the sale and maturity of port-folio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies).
To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2% and 3% as of June 30, 1994 and December 31, 1993, respectively).
The weighted average duration of the company's investment portfolio was 4.6 years as of June
30, 1994.
The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock.
On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible
Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convert-ible at $7.50 per share into 573,332 shares of the company s Common Stock. On December 30,
1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the
LESOP, see Note 6 of Notes to Consolidated Financial Statements. In 1993, the company raised
$29.4 million through the sale of 3,451,668 shares of Common
Stock.

  Recent regulatory actions against certain large life insurers encountering financial diffi-culty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements.

  Reinsurance. The company had amounts receivable under reinsurance agreements of $150.6 million and $151.4 million as of June 30, 1994 and December 31, 1993, respectively. Of the amounts, $148.7 million and $149.5 million, respectively, were associated with a single insurer, ERC. In 198 9, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of SPWL written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. Additionally, the company receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.

  Effect of Inflation and Changes in Interest Rates. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1992 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease.
In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
      PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.   Legal Proceedings
________________________________

  The company has no material legal proceedings pending against
it.
Item 2.   Changes in Securities
_____________________________________


For a description of the Stockholders Rights Plan, see Note 8 of
Notes to consolidated
Financial Statements which is incorporated herein by reference.
Item 3.   Defaults upon Senior Securities
_________________________________________________

  None
Item 4.   Submission of Matters to a Vote of Security Holders
________________________________________________________________

  The annual meeting of the stockholders of the company was held
May 19, 1994. The following
Directors were elected at the annual meeting:
                 Janis L. Andersen
                 Mark V. Heitz
                 Robert T. McElroy, M.D.

The names of the other Directors whose terms of office as Directors continued after the meet-ing were as follows:

                 Robert G. Billings
                 Jack H. Brier
                 Ralph W. Laster, Jr.
                 R. Rex Lee, M.D.
                 Robert R. Lee, II
                 James V. O'Donnell

At the annual meeting, a proposal to approve the 1994 Stock
Purchase Plan for Non-Employee
Directors passed with 8,391,732 shares voting in favor, 297,585 shares voting against and
56,906 shares abstaining.
Item 5.   Other Information
________________________________

  None
Item 6.   Exhibits and Reports on Form 8-K
___________________________________________________

  (a)Exhibits (numbered in accordance with Item 601 of Regulations S-K).

  Exhibit                                                Page Number or Incorporation
Number                 Description                             by Reference
    (2)(a)     Plan and Agreement of Union dated           Exhibit (2) to Registration
              July 10, 1986, between AmVestors             FormS-2, File #2-82811
              Financial Corporation and American           dated November 26, 1986.
              Investors Life Insurance Company,
              Inc.

    (2)(b)     Resolutions of the Board of                 Exhibit (2)(a) to Form 10-Q
              Directors dated January 7, 1988,             dated May 11, 1988.
              providing for succession to the
              position of Chairman of the Board
              of Directors


  Exhibit                                                 Page Number or Incorporation
  Number                 Description                             by Reference
    (4)(a)     Rights Agreement dated as of                Exhibit (1) to Form 8-K
               August 4, 1988, between AmVestors             dated August 10, 1988.
              Financial Corporation and The
              Merchants Bank, which includes the
              form of Certificate of Designation
              setting forth the terms of the
              series A Junior Participating
              Preferred Stock, $1.00 par value per
              share, as Exhibit A, the form of
              Right Certificate as Exhibit B and
              the Summary of Rights to Purchase
              Preferred Stock as Exhibit C

    (4)(b)     Specimen Common Stock Certificate           Exhibit (4)(d) to Form 10-Q
                                                         dated August 13, 1993.

      (11)     Calculation of Earnings (Loss) per Share      P 34

   (20)(a)     Reports on Form 8-K
               There were no reports on Form 8-K for
               the three months ended June 30, 1994

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

Signatures
_____________________________


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMVESTORS FINANCIAL CORPORATION

                                By: /c/Ralph W. Laster, Jr.
                                ____________________________
                                Ralph W. Laster, Jr.
                                Chairman of the Board
                                Chief Executive Officer
                                (Principal Executive Officer
                                and Chief Financial Officer)
                                (Principal Accounting Officer)

Date:  August 15, 1994
      ________________

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES                     EXHIBIT 11
CALCULATION OF EARNINGS (LOSS) PER SHARE
(000's Omitted, except per share data)
                                   For the Six Months Ended       For the Quarter Ended
                                          June 30,                      June 30,                                       1994
CALCULATION OF PRIMARY EARNINGS
  PER SHARE
  Net earnings                      $     6,025         9,104          2,453       3,614
  Less dividends on preferred
   stock                                      -          (159)            -          (75)
  Earnings for primary earnings
   per share                        $     6,025        8,945           2,453       3,539

  Average number of common shares
   outstanding                           10,143        6,087          10,143       6,094
  Dilutive effect of stock options
   and warrants after application
    of treasury stock method                220           351             199         324

  Average number of common shares
   and common equivalents
    outstanding                          10,363        6,438          10,342       6,418

  Primary earnings per share          $     .58          1.39             .24          .55

CALCULATION OF FULLY DILUTED
  EARNINGS PER SHARE
  Earnings for fully diluted
   earnings per share                $     6,025        9,104           2,453       3,614

  Shares used in calculating
   primary earnings per share             10,363        6,438          10,339       6,418
  Shares resulting from assumed
   conversion of preferred stock               -          499               -         499
  Additional dilutive effect of
   stock options and warrants after
    application of treasury stock
     method                                    -           -                 11         -

  Average number of common shares
   outstanding on a fully diluted
    basis                                10,363          6,937         10,350       6,917

Fully diluted earnings per share      $     .58           1.31           .24          .52

34