Form 10-Q/A
period 1994-03-31
AMVESTORS FINANCIAL CORP
filed 1994-09-15
CIK 5320

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1 To
Form 10-Q

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


Registrant's telephone number, including area code:(913) 232-6945
                                                   ______________

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

AMVESTORS FINANCIAL CORPORATION

INDEX
PARTI.      Financial Information:
Page Number
             Consolidated Balance Sheets
               June 30, 1994 and December 31, 1993            2-3

             Consolidated Statements of Earnings
               Six months ended June 30, 1994 and 1993          4

             Consolidated Statements of Earnings
               Three months ended June 30, 1994 and 1993        5

             Consolidated Statements of Stockholders  Equity
               Twelve months ended December 31, 1993 and
               Six months ended June 30, 1994                   6

             Consolidated Statements of Cash Flows
               Six months ended June 30, 1994 and 1993          7

             Notes to Consolidated Financial Statements      8-22

             Management s Discussion and Analysis of Financial
               Condition and Results of Operations          23-30

PART II.     Other Information                              31-34

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1994 and December 31, 1993
(000's Omitted)
(Unaudited)
ASSETS                                                   1994           1993
Investments:
Debt securities:
Bonds:
Held-to-maturity (market $1,176,334 and $1,104,914)    $1,232,525      1,066,583
Available-for-sale (cost $580,512 and market $705,738)    586,330        662,696

Preferred stock with mandatory redemption requirements,
available-for-sale (cost $184 and market $177)                177            184
                                                        1,819,032      1,729,463
Equity securities, available-for-sale:
Common stock (cost $2,400 and $2,968)                       2,153          3,036
Preferred stock (cost $45 and $662)                            22            876
                                                            2,175          3,912
Other long-term investments                                49,298         39,880
Short-term investments                                      1,904          1,911

                                                      1,872,409       1,775,166
 Less allowance for credit losses                        (2,500)        (2,500)

Total investments                                     1,869,909       1,772,666

Cash and cash equivalents                                   3,080         21,782
Accounts receivable (net of allowance for uncollectible
accounts of $343 and $348)                                     56            819
Amounts receivable under reinsurance agreements         150,606         151,392
Amounts receivable on securities settlements in process     1,226          1,203
Accrued investment income                                28,964          26,544
Deferred policy acquisition costs                       134,629         128,671
Deferred income taxes                                     8,737          8,622
Other assets                                                3,350          2,997

Total assets                                         $  2,200,557      2,114,696

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

       AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended June 30, 1994 and 1993
(000's Omitted, except per share data)
(Unaudited)
                                               1994                    1993
Revenue:
Insurance premiums and policy charges       $    1,654                 1,903
Net investment income                           34,274                33,728
Net investment gains (losses)                     (123)                3,609
Other revenue                                      149                   119
Total revenue                                   35,954               39,359
Benefits and expenses:
Benefits, claims and interest credited
to policyholders                                27,676                27,570
Amortization of deferred policy
acquisition costs                                2,571                 3,903
General insurance expenses                       1,733                 2,187
Premium and other taxes, licenses and fees         157                   156
Other expenses                                      46                    59
Total benefits and expenses                     32,183                33,875
Operating earnings                              3,771                  5,484
Interest expense                                    _                    321
Earnings before income tax expense              3,771                 5,163
Income tax expense                              1,282                 1,549
Net earnings                                $   2,489                 3,614
Earnings per share of common stock:
Primary:
Net earnings                                $     .24                    .55
Fully diluted:
Net earnings                                $     .24                    .52
Average shares outstanding:
Primary                                        10,342                   6,418
Fully diluted                                  10,350                   6,917

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

Date:  September 14, 1994
      ____________________

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