Form 10-Q
period 1994-09-30
AMVESTORS FINANCIAL CORP
filed 1994-11-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Nine Months Ended September 30, 1994


Commission File Number 0-15330


AMVESTORS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

               Kansas                                  48-1021516

 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)

            415 Southwest 8th Avenue, Topeka, Kansas                66603
          _____________________________________________          ___________
               (Address of principal executive offices)           (Zip code)


Registrant's telephone number, including area code:  (913) 232-6945
                                                     _______________

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

       Class                     Outstanding September 30, 1994
       _______                      ______________________________
       Common Stock, no par value         10,132,842 shares

AMVESTORS FINANCIAL CORPORATION
INDEX
PART I.   Financial Information:                          Page Number
     Consolidated Balance Sheets
       September 30, 1994 and December 31, 1993                     2-3
     Consolidated Statements of Earnings
       Nine months ended September 30, 1994 and 1993                  4
     Consolidated Statements of Earnings
       Three months ended September 30, 1994 and 1993                 5
     Consolidated Statements of Stockholders' Equity
       Twelve months ended December 31, 1993 and
       Nine months ended September 30, 1994                        6
     Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1994 and 1993                  7
     Notes to Consolidated Financial Statements                       8-22
     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      23-30

PART II.  Other Information                                     31-32

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1994 and December 31, 1993
(000's Omitted)
(Unaudited)

ASSETS                                           1994             1993
Investments:
Debt securities:
Bonds:
Held-to-maturity (market $1,185,620 and
$1,104,914)                                   $   1,253,538      1,066,583
Available-for-sale (cost $601,040 and market
$705,738)                                           600,221        662,696

Preferred stock with mandatory redemption
requirements, available-for-sale
(cost $151 and market $177)                           143         184

                                                   1,853,902     1,729,463
Equity securities, available-for-sale:
Common stock (cost $2,259 and $2,968)                  2,552         3,036
Preferred stock (cost $45 and $662)                       25           876
                                                       2,577         3,912
Other long-term investments                           42,677      39,880
Short-term investments                                  624       1,911
                                                   1,899,780     1,775,166
Less allowance for credit losses                    (2,500)       (2,500)

Total investments                                 1,897,280     1,772,666

Cash and cash equivalents                            9,135      21,782
Accounts receivable (net of allowance
for uncollectible accounts of $403 and $348)           893         819
Amounts receivable under reinsurance agreements      150,042       151,392
Amounts receivable on securities settlements
in process                                            600       1,203
Accrued investment income                          27,077      26,544
Deferred policy acquisition costs                   140,277     128,671
Deferred income taxes                                 9,438         8,622
Other assets                                         3,733      2,997
Total assets                                    $  2,238,475     2,114,696
See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1994 and December 31, 1993
(000's Omitted, except per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY          1994               1993
Liabilities:

Policy liabilities
Future policy benefits                       $ 2,121,645       2,005,339
Other policy liabilities                           3,798           4,948

                                               2,125,443       2,010,287
Amounts due on securities settlements in process       -       2,208

Accrued expenses and other liabilities              3,232       4,064
Total liabilities                                 2,130,883     2,014,351

Commitments and contingencies                            -             -

Stockholders' equity:
Common stock, no par value, authorized -
25,000,000 shares; issued - 10,152,842 shares
in 1994 and 10,142,842 shares in 1993              12,919       12,907

Paid in capital                                     64,434      64,612
Unrealized investment gains (losses) (net of
deferred policy acquisition cost amortization
expense (benefit) of $387 and $-0- and deferred
income tax expense (benefit) of $(329) and $548)      (612)     1,064

Retained earnings                                     34,449      25,183
                                                     111,190     103,766
Less treasury stock, at cost, 20,000 shares            (177)       -
Less leveraged employee stock ownership trust
(LESOP)                                             (3,421)       (3,421)

Total stockholders' equity                          107,592        100,345

Total liabilities and stockholders' equity      $  2,238,475      2,114,696

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Nine months ended September 30, 1994 and 1993
(000's Omitted, except per share data)
(Unaudited)

                                                     1994         1993

Revenue:
Insurance premiums and policy charges             $    4,831            5,082
Net investment income                                105,361          103,018
Net investment gains                                     328           15,263
Other revenue                                          443            259

Total revenue                                        110,963        123,622

Benefits and expenses:
Benefits, claims and interest credited
to policyholders                                  83,198           85,428
Amortization of deferred policy acquisition
costs                                                 7,524            10,162
General insurance expenses                            5,301          6,538
Premium and other taxes, licenses and fees              748            457
Other expenses                                          176            198

Total benefits and expenses                          96,947        102,783

Operating earnings                                14,016            20,839
Interest expense                                       -               843

Earnings before income tax expense                   14,016         19,996
Income tax expense                                    4,750       6,399

Net earnings                                   $     9,266           13,597

Earnings per share of common stock:

Primary:

Net earnings                                       $      .90             2.08

Fully diluted:

Net earnings                                       $      .89             1.96

Average shares outstanding:

Primary                                                10,352          6,424

Fully diluted                                           10,358          6,938


See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended September 30, 1994 and 1993
(000's Omitted, except per share data)
(Unaudited)
[CAPTION]

                                                    1994         1993

Revenue:
Insurance premiums and policy charges        $    1,886          1,557
Net investment income                            36,198            34,193
Net investment gains (losses)                      (727)         2,517
Other revenue                                       162           69

Total revenue                                       37,519         38,336

Benefits and expenses:
Benefits, claims and interest credited
to policyholders                                  28,519         28,192
Amortization of deferred policy acquisition
costs                                               2,530           608
General insurance expenses                          1,361         2,104
Premium and other taxes, licenses and fees            216            81
Other expenses                                         60            60

Total benefits and expenses                        32,686        31,045

Operating earnings                                  4,833       7,291
Interest expense                                        -         301

Earnings before income tax expense                  4,833         6,990
Income tax expense                                  1,628       2,497

Net earnings                                     $    3,205       4,493

Earnings per share of common stock:

Primary:

Net earnings                                     $      .31         .69

Fully diluted:

Net earnings                                     $      .31         .65

Average shares outstanding:

Primary                                              10,347          6,390

Fully diluted                                         10,354          6,913


See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                Unrealized
                                                investment
                       Preferred Common Paid-in   gains     Retained  Treasury
                         stock   stock  capital  (losses)   earnings   stock   LESOP    Total
Balance-January 1, 1993 $ 172   8,186   45,016    (809)     7,441     (6,855)   (3,688)   49,463
Net earnings              -      -         -         -     17,978        -        -      17,978
Decrease in unrealized
 investment losses        -      -         -      1,873      -           -         -      1,873
Cash dividends to stock-
 holders ($1.50 per share
  on preferred stock)     -      -         -          -     (236)       -         -         (236)
Cash paid on reverse stock
 split                    -      -       (25)         -      -          -         -          (25)
Issuance of common stock:
   upon completion of
    stock offering upon   -   4,392   25,014          -      -        -         -         29,406
   exercise of options    -    290     1,704<F2>       -      -         -        -         1,994
   upon conversion of
    preferred stock     (172)   729     (557)         -      -        -         -            -
Cancellation of treasury
 stock                    -    (690)  (6,165)         -      -    6,855        -             -
Repurchase of warrants
 upon payment of debt     -       -     (375)         -      -        -        -           (375)
Allocation of LESOP shares-      -        -           -      -        -       267           267
Balance-December 31, 1993 -   12,907   64,612      1,064<F1> 25,183   -      (3,421)       100,345
Net earnings              -       -        -          -       9,266   -         -            9,266
Expenses related to 1993
 stock offering           -       -     (134)         -        -      -         -        (134)
Cumulative effect of
 adoption of SFAS 115 on
 January 1, 1994          -        -       -      19,613       -      -         -      19,613

Decrease in unrealized
 investment gains          -        -       -     (21,289)      -      -         -     (21,289)
Issuance of common stock upon
 exercise of options       -       12      58        -          -      -         -          70
Purchase of treasury stock -        -       -        -         -    (177)       -        (177)
Redemption of stockholders
 rights plan               -        -     (102)      -          -      -        -         (102)
Balance-September 30,
1994                     $ -   12,919   64,434      (612)    34,449   (177)   (3,421)     107,592
                                                  <F3> <F4>

<F1> Net of deferred income taxes of $548.
<F2> Net of income tax benefit of $441.
<F3> Net of deferred income tax expense (benefit) of $(329).
<F4> Net of amortization of deferred policy acquisition cost of $387.
See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
Nine months ended September 30, 1994 and 1993 (000's Omitted) (Unaudited) [CAPTION]

                                                           1994         1993

Operating Activities:
Net earnings                                              $   9,266        13,597
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Interest credited to policyholders                         84,935          87,503
Depreciation                                                  337          402
Amortization of (discounts) premiums on debt
securities, net                                            (2,062)         (1,514)
Amortization of deferred policy acquisition costs           7,524          10,162
Net investment (gains) losses                               (328)         (15,263)
Accrued investment income                                   (533)        (1,186)
Deferred income taxes                                        (486)           1,452
Accrued expenses and other liabilities                       (832)             945
Other, net                                                   (654)        2,161

Net cash provided by operating activities                   97,167          98,259

Investing Activities:
Purchases of debt securities                              (511,406)      (455,408)
Proceeds from sale of debt securities                       284,710          319,367
Proceeds from maturation of debt securities                 105,579          105,164
Purchases of long-term investments                          (12,275)         (16,266)
Principal collected on long-term investments                 8,255            2,768
Policy loans originated                                     (1,031)        (1,167)
Principal collected on policy loans                            852          1,096
Short-term investments, net                                 1,287          1,026
Capitalization of deferred policy acquisition costs       (19,517)         (12,618)
Other, net                                                 (306)          (650)

Net cash provided by (used in) investing
activities                                                (143,852)       (56,688)

Financing Activities:
Premiums received                                          206,889          157,329
Surrender and death benefits paid                         (181,223)        (272,708)
Surrender and risk charges collected                         4,199            3,816
Amount due on securities settlements in process              2,811           (6,951)
Payments on notes payable                                     -              (6,002)
Cash dividends to stockholders                                -              (236)
Purchase of treasury stock                                   (177)             -
Redemption of stockholders rights plan                       (102)               -
Issuance of common stock                                      (64)         1,807
Other, net                                                   1,705         (2,216)

Net cash provided by (used in) financing
activities                                                  34,038       (125,161)

Increase (Decrease) in Cash and Cash Equivalents           (12,647)         (83,590)
Cash and Cash Equivalents:
Beginning of year                                           21,782           93,050

End of period                                          $     9,135            9,460

Supplemental schedule of cash flow information:
Income tax payments                                    $      5,305           204

Interest payments                                       $     -                772

Net unrealized investment gains (losses) on
available-for-sale securities                          $    (554)                 -
Less: Associated amortization of deferred policy
acquisition costs                                          387               -
Deferred income tax expense (benefit)                     (329)                 -

Net unrealized investment gains available for sale     $    (612)                 -

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the statements of earnings and the statements of cash flows for the nine month periods ended September 30, 1994 and 1993.
c.  Investments:

Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available-for-sale are carried at the estimated market value, with any unrealized gains or losses recorded in stockholder's equity.
Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent source such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
An allowance for credit losses has been
recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the company's invested assets, which may occur in the future due to conditions unknown to management at this time.
Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance. Investments in common stock and non-redeemable preferred stock are carried at market, with any unrealized gains or losses recorded in stockholders' equity. The cost of securities sold is determined on the identified certificate basis.

___________________________________________________________

Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partnerships' estimated market value with any unrealized gains or losses recorded in net investment income.
d.  Fair value of financial instruments:

Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The carrying values and estimated fair values of the company's financial instruments as of September 30, 1994 were as follows:

                                                  (000's Omitted)
                                              Carrying            Fair
                                                Value            Value


     Assets
          Debt securities                    $   1,853,902       1,785,984
          Equity securities                         2,577           2,577
          Other long-term investments               42,677          42,746
          Short-term investments                      624              624
          Cash and cash equivalents                  9,135           9,135
          Amounts receivable on securities
           settlements in process                     600              600
          Accounts receivable and accrued
           investment income                       27,970           27,970
     Liabilities:
          Future policy benefits - investment
           contracts                            1,891,256         1,774,110
          Other policy liabilities                  3,798             3,798
          Amounts due on securities
           settlement in process                     2,208            2,208
          Accrued expenses and other
           liabilities                              3,232             3,232

Debt securities - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Equity securities - Fair value equals the carrying value as these securities are carried at quoted market value.
Other long-term investments - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.
Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
Short-term investments and cash and cash equivalents - The carrying amounts reported in the balance sheet approximate the assets' fair value.
Amounts receivable on securities settlements in process - The carrying amount reported in the balance sheet approximates the fair value of this asset. Accounts receivable and accrued investment income - The carrying amounts reported in the balance sheet for these assets approximates fair value.

___________________________________________________________

Future policy benefits for investment contracts - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
Other policy liabilities - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
Amounts due on securities settlements in process - The carrying amount reported in the balance sheet approximates the fair value of this liability. Accrued expenses and other liabilities - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
e.  Deferred policy acquisition costs:
The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies, but not more than 15 years. For single premium life insurance, deferred acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987 and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
Determination of expected gross profits includes managements' best estimate of certain elements over the life of the contracts, including anticipated excess investment income, surrender charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by management, and the total amortization recorded to date is adjusted by a charge or credit to the statement of operations if actual experience indicates that the estimates should be revised.
Net investment gains realized in the first nine months of 1994 and 1993 resulted in the company experiencing investment margins greater than those estimated.
As a result, $78,480 and $4,192,438 of the unamortized balance of deferred policy acquisition costs were expensed in the nine months ended September 30, 1994 and 1993, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the related contracts.
Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
f.  Future policy benefits:
Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 4% to 9% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.

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

For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
l.  New accounting standards:

Effective January 1, 1994, the company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for certain investments in debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale, or trading categories.
The cumulative effect of the adoption of this Statement was an increase in stockholder's equity of $19,612,653, representing the aggregate excess fair value over cost for those securities included in the available-for-sale category, net of associated amortization of deferred policy acquisition costs and deferred income tax expense. Net earnings for the period ended September 30, 1994 were not affected by the adoption of this Statement.
m.  Reclassifications:

Certain reclassifications have been made to conform the September 30, 1993 and December 31, 1993 consolidated financial statements to the September 30, 1994 presentation.

2. Investments:
__________________

A summary of investment income is as follows:

                                    (000's Omitted)
                                    For the Period
                                  Ended September 30,

                                  1994           1993

Debt securities                $    105,999   102,232
Equity securities                        38        65
Other long-term investments            (261)    1,232
Short-term investments                  642       826
Other                                   330       171
                                    106,748     104,526
Less investment expenses              1,387    1,508

Net investment income          $    105,361  103,018

Net investment gains (losses):
     Debt securities           $       (252)  15,467
     Equity securities                  580     (204)

Net investment gains (losses)  $        328   15,263

The maturity of the company's debt and equity securities portfolio as of September 30, 1994 was as follows:

                                                         (000's Omitted)
                                                     As of September 30, 1994

                                        Held-to-maturity         Available-for-sale
                                                  Estimated        Estimated
                                        Book       Market     Book   Market
                                        Value       Value    Value    Value
Debt securities:
 Bonds:
 One year or less.............        $   1,324     1,336    25,118    23,031
 Two years through five years.          159,732   157,383   211,485   213,838
 Six years through ten years..          921,016   870,299   230,085   230,548
 Eleven years and after.......          171,466   156,602   134,352   132,804

                                      1,253,538 1,185,620   601,040   600,221
Preferred stock with mandatory
  redemption requirements.....              -          -        151       143
Equity securities.............              -          -      2,304     2,577

                                   $  1,253,538 1,185,620   603,495   602,941

These tables include mortgage-backed securities based on the estimated future cash flows of the underlying mortgages.

_____________________________

The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of September 30, 1994, and December 31, 1993 were as follows:

                                                   (000's Omitted)
                                                                 Estimated
                                Book     Unrealized   Unrealized  Market
                                Value      Gains        Losses     Value
     September 30, 1994
     __________________
Bonds held-to-maturity:
     Corporate debt obligations
          Investment grade    $    808,044   3,776       52,478  759,342
          High-yield               136,052     416        6,644  129,824

                                   944,096   4,192       59,122  889,166
     U.S. Treasury obligations       3,627       1          268    3,360
     Mortgage-backed securities    305,815     114       12,835  293,094

     Bonds held-to-maturity      1,253,538   4,307       72,225  1,185,620

Bonds available-for-sale:
     Corporate debt obligation
          Investment grade         219,673   3,236        1,170  221,739
          High-yield                 3,212       -          162    3,050

                                   222,885    3,236       1,332  224,789
     U.S. Treasury obligations           -        -          -         -
     Mortgage-backed securities    378,155    3,019        5,742 375,432

     Bonds available-for-sale      601,040    6,255        7,074 600,221

     Total bonds                 1,854,578     10,562     79,29 1,785,841
Preferred stock with mandatory
 redemption requirements
available-for-sale                     151       -            8     143
Equity securities
 available-for-sale                  2,304     502          229   2,577

                           $     1,857,033  11,064       79,536 1,788,561

      December 31, 1993
     __________________
Bonds held-to-maturity:
     Corporate debt obligations
          Investment grade  $      776,905  32,703        3,480   806,128
          High-yield                 84,063   2,799          559   86,303

                                    860,968   35,502        4,039 892,431
     U.S. Treasury obligations        3,631      14            5   3,640
     Mortgage-backed securities     201,984   6,905           46 208,843

     Bonds held-to-maturity       1,066,583   42,421       4,090 1,104,914
 Bonds available-for-sale:
     Corporate debt obligations
          Investment grade          198,636  19,943            -   218,579
          High-yield                    -        -             -        -
                                    198,636  19,943           -     218,579
     U.S. Treasury obligations        9,954     12            -       9,966
     Mortgage-backed securities     454,106  23,087           -      477,193

     Bonds available-for-sale       662,696  43,042            -     705,738

     Total bonds                  1,729,279   85,463        4,090    1,810,652
Preferred stock with mandatory
     redemption requirements            184        -            7       177
Equity securities                     3,630      795          513      3,912

                              $   1,733,093   86,258        4,610     1,814,741

____________________________

The preceding table includes the book value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

                                                      Accumulated    Estimated
                                            Original     Write        Book      Market
                                              Cost       downs        Value     Value
September 30, 1994........................  $   7,545   7,545            -       -
 December 31, 1993........................  $   7,611   7,582          29        76

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

The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of September 30, 1994, and December 31, 1993 were as follows:

                                                       (000's Omitted)
                                                                           Estimated
                                            Book   Unrealized  Unrealized   Market
            September 30, 1994             Value     Gains       Losses     Value
            __________________
Government agency mortgage-backed securities:
     Planned amortization classes         $  75,540    314       3,739     72,115
     Targeted amortization classes and
      accretion directed classes             7,708       -         139      7,569
     Sequential classes                         10       -           -        10
     Pass-throughs                              45       3           -        48

          Total government agency
          mortgage-backed securities        83,303     317       3,878     79,742

Government sponsored enterprise
 mortgage-backed securities:
     Planned amortization classes          418,372   1,506       8,538     411,340
     Sequential classes                     19,783       9         408      19,384
     Pass-throughs                             308       2           -         310

Total government sponsored enterprise
mortgage-backed securities                 438,463   1,517       8,946     431,034

Other mortgage-backed securities:
     Planned amortization classes           23,467      50         210      23,307
     Sequential classes                    128,162   1,248       3,436     125,974
     Pass-throughs                              13       1           -          14
     Subordinated classes                    10,562      -       2,107       8,455

     Total other mortgage-backed securities 162,204  1,299       5,753     157,750

Total mortgage-backed securities        $   683,970  3,133      18,577   668,526

___________________________

                                                        (000's Omitted)
                                                                               Estimated
                                            Book      Unrealized     Unrealized  Market
             December 31, 1993             Value         Gains         Losses    Value
             _________________
Government agency mortgage-backed securities:
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

Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 21.7% and 22.1% of the book value of the company's mortgage-backed securities as of September 30, 1994 and December 31, 1993, respectively, are sensitive to this prepayment risk.
A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and AD securities comprised 76.8% and 76.3% of the book value of the company's mortgage-backed securities as of September 30, 1994 and December 31, 1993. The company does not invest in support class securities or principal-only ("PO") and interest-only ("IO") strips.

___________________________

As of September 30, 1994, 76.3% of the company's mortgage-backed securities were issued by either government agencies or government sponsored enterprises, compared to 75.6% as of December 31, 1993. The credit risk associated with these securities is generally less than other mortgage-backed securities.
With the exception of one issue, with a book value of $13,114 as of September 30, 1994, all of the company's investments in other mortgage-backed securities are rated A or better by Standard & Poor's or Moody's.
The amounts shown as "market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. The estimated market value of high-yield securities and the secondary market for high-yield securities have been and are likely to continue to be volatile because these securities are affected by various economic factors in addition to interest rate levels. Losses are recognized in the period they occur based upon specific review of the securities portfolio and other factors.
The consideration received on sales of debt and equity securities, book value and realized gains and losses on those sales were as follows:

                                                  (000's Omitted)
                                               For the Period Ended
                                                   September 30,
                                            1994                 1993
     Consideration received            $    400,561           344,543
     Book value                             400,233           329,045

          Net investment gains (losses) $       328            15,498


     Investment gains                  $      3,388            15,751
     Investment losses                       (3,060)            (253)

          Net investment gains (losses) $       328           15,498

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

                                                   (000's) Omitted
                                             Net Unrealized Gains (Losses)

                                     Debt        Debt         Equity
                                  Securities   Securities    Securities      Other
                                   Held-to-    Available-    Available-    Long Term
                                   Maturity     for-Sale      for-Sale    Investments

Balance as of January 1, 1992    37,420         4,115          (809)              -
1993 Net Change                     911           38,920       1,091          1,330

Balance as of December 31, 1993  38,331           43,035         282          1,330
1994 Net Change                 (106,249)         (43,862)         (9)       (1,330)

Balance as of September 30, 1994 $(67,918)           (827)        273              -

___________________________

At September 30, 1994 and December 31, 1993, investments with statutory carrying values of $1,866,857,134 and $1,736,404,701, respectively, were on deposit with insurance departments to meet regulatory requirements.
3. Related Party Transactions:
______________________________

On January 22, 1991, the company made a $504,000, 30 year, first mortgage loan on the personal residence of a Director. At the time the loan was made, it represented a loan to value of 80%. This loan originally provided for interest at the rate equal to the cost of funds of the Eleventh District of the Federal Reserve, plus two percent and had a final payment due February 1, 2021. On December 10, 1992 the terms of the loan were renegotiated to provide for interest to be at a rate of 7.5% and a final payment due January 10, 2008. The outstanding principal balance on this loan was
$17,448 and $205,059 as of September 30, 1994 and December 31, 1993,
respectively.
4. Other Assets:
________________

Other assets consist of the following:

                                                      (000's Omitted)
                                                  September 30,       December 31,
                                                     1994                1993
Property and equipment at cost:
     Home office building (including land of $352) $  2,121             2,113
     Furniture and equipment                          3,424             3,328
     Automobiles                                        114               100

                                                      5,659             5,541
     Less accumulated depreciation                    3,217             3,174

                                                      2,442             2,367
     Other                                            1,291               630

                                                 $    3,733             2,997

5. Reinsurance:
_______________

The company reinsures portions of the insurance risk it writes. The maximum amount of risk retained by the company on any one life is $150,000.
A summary of reinsurance data follows (000's Omitted):

For the                                            Ceded to       Assumed
Period                                  Gross       other        from other        Net            Descriptions
Ended           Descriptions           amount     companies      companies       amount
___________ _________________________ __________ _____________ ______________ ____________
September    Life insurance in force..$ 336,808   264,858                -      71,950
30, 1994     Insurance premiums and
             policy charges ...       $   5,558       727                -       4,831

September    Life insurance in force. $ 360,429   285,601                -      74,828
30, 1993     Insurance premiums and
             policy charges ...       $   5,941       859                -       5,082

September    Future policy benefits.. $2,121,645  149,293                -      1,972,352
30, 1994

December     Future policy benefits.. $2,005,339  150,500        -    1,854,839
31, 1993

___________________________
The company had amounts receivable under reinsurance agreements of $150,042,191 and $151,392,088 as of September 30, 1994, and December 31, 1993,
respectively. Of the amounts, $148,286,573 and $149,468,739 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers
Reassurance Corporation (ERC). The agreement provides that ERC assumes
90% of all risks associated with each policy in the block. The following table identifies the components of the amounts receivable from ERC:

                                                   (000's Omitted)

                                             September 30,   December 31,
                                                 1994           1993
     Reserve for future policy benefits     $    147,625        148,712
     Reimbursement for benefit payments and
      administrative allowance                       662            757
                                            $    148,287        149,469

6. Retirement Plans:
____________________
The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed ten percent of covered compensation. The company made no contributions to this plan during either the nine months ended September 30, 1994 or 1993.
The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
The LESOP has acquired shares of the company aggregating 370,244 through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had unpaid principal balance of $3,639,922 as of September 30, 1994.
Each year, the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 368,178 shares of the company's common stock now owned by the LESOP, 75,357 shares have been allocated to the participating employees with the remaining 292,821 shares being held by American as collateral for the loan.
The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $419,010, and $454,424, for the nine months ended September 30, 1994, and 1993, respectively.
During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
To qualify for this benefit, a Director must have reached the age of 60 and meet years of service requirements thereafter. The plans also call for a mandatory retirement on the date the Director's term expires following age 70. As of September 30, 1994, five of the company's directors qualified for benefits under the plan. A liability in the amount of $550,762, representing the present value of future benefits, has been established. Earnings for the nine months ended September 30, 1994 reflect a benefit of $10,662 relating to the plans, while 1993 nine months reflect an expense of $15,313.

________________________________

Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the nine months ended September 30, 1994 and 1993 were $146,277 and -0- respectively.
7. Stockholders' Equity:
________________________
Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend, without prior consent of the Kansas Commissioner of Insurance, in an amount equal to the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1993, surplus profits of American were $12,621,521 and 10% of statutory capital and surplus was $8,714,605. Statutory net income (loss) for the year 1993 was ($1,469,786). American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $100,000 each. As of September 30, 1994 and December 31, 1993 American's statutory capital and surplus was $90,999,944 and $87,146,052 respectively.
On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan (the "1989 Nonqualified Plan") and simultaneously approved the termination of the 1986 Incentive Stock Option Plan and the 1986 Nonqualified Stock Option Plan. All of the options outstanding under those Plans were cancelled and replaced with options under the 1989 Nonqualified Plan. The options granted under the 1989 Nonqualified Plan will cover the same number of shares and have the same exercise price as the cancelled options, and none of such options may be exercised beyond ten years from the original date of grant of the cancelled option. A total of 827,037 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
Changes during the periods were as follows:

                                              For the Period Ended
                                          September 30,         December 31,
                                              1994                  1993
Options outstanding, beginning of period     816,107             757,340
Options granted                               50,000             413,000
Options exercised                            (10,000)           (227,561)
Options expired                              (19,070)           (126,659)
Options cancelled                            (10,000)                (13)
Options outstanding, end of period           827,037             816,107
Outstanding options exercisable at
 end of period                               460,037             403,107
Shares reserved for future grants
 at end of period                            177,247             145,677
Option prices per share:
Exercised, during the period             $      7.03         $4.84-$9.60
Outstanding, end of period             $4.84-$12.66         $4.84-$13.75

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

                                                     For the Period Ended
                                                 September       December
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

The company recorded no compensation expense relating to stock appreciation rights for the nine months ended September 30, 1994 and 1993.
The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions.
The Restricted Stock Plan authorizes a maximum 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
In conjunction with its bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

     Warrant                   Issue          Number       Exercise   Expiration
     Holder                     Date        of Shares       Price        Date
     Morgan Guaranty Trust     12/8/88        75,000      $ 3.9688     12/9/98
     Company of New York
                               4/30/92        95,002        6.3855      5/1/02
                                             170,002

9. Stockholders' Rights Plan:
______________________________

At a meeting of the company's Board of Directors held August 4, 1988, a resolution was passed adopting a Stockholders' Rights Plan. The Rights Plan provides that one junior preferred stock purchase right will be distributed as a dividend on each outstanding share of common stock of the company held on and after August 5, 1988.
Each right entitles holders of the company's common stock to purchase one one-hundredth share of a new series of junior participating preferred stock of the company at an exercise price of $9.216. Each such fractional share of preferred stock is equivalent in voting power to one share of the company's common stock and would be paid dividends equal to the dividend paid on each share of common stock. The rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the company's common shares, or announces a tender or exchange offer upon consummation of which, such person or group would beneficially own 20% or more of the common shares, or if a person or group acquired beneficial ownership of 10% or more of the common shares and such person or group is judged to be an "Adverse Person" by the company.
If any person or group becomes the beneficial owner of 20% or more of the company's common shares, effects certain business combinations, or engages in certain "self-dealing" transactions, each right, not owned by the person or group, entitles its holder to purchase the previously described fractional shares of the company's junior participating preferred stock, at the right's then-current exercise price (or in certain circumstances as determined by the company, a combination of cash, property, common shares or other securities), having a value of twice the right's exercise price of $9.216. For purposes of determining the value of the junior preferred stock, each one one-hundredth of a share shall be considered to be equivalent in value to one share of the company's common stock. In addition, if the company is involved in a merger or business combination transaction with another person in which the company is not the surviving company, each right that has not previously been exercised will entitle its holder to purchase, at the right's then-current exercise price, common shares of such other person having a value of twice the right's exercise price.
The company generally will be entitled to redeem the rights at 1 cent per right at any time until the 20th business day following the announcement that a 20% ownership position has been acquired.
On June 30, 1994, the company's Board of Directors voted to repeal the Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price. Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.

10. Other Revenue:
__________________
Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the nine months ended September 30, 1994 and 1993 was $98,148 and $103,317, respectively.

11. Income Taxes:
_________________

The provision for income taxes charged to operations was as follows:

                                               (000's Omitted)
                                                For the Period
                                              Ended September 30,

                                              1994         1993
Current income tax expense              $    5,236          5,168
Deferred income tax expense (benefit)         (486)         1,231

     Total income tax expense           $    4,750          6,399

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

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
________________________________________________________________________________
General
The company specializes in the sale of SPDA products as a retirement savings vehicle for individuals. During each of the past three years, sales of SPDAs have accounted for at least 92% of the company's premiums received, while sales of SPIAs and FPDAs have accounted for virtually all remaining premiums received.
The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on SPDAs, SPIAs without life contingencies and FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on SPDAs, SPIAs without life contingencies and FPDAs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1993, 1992 and 1991, the company's weighted average expected surrender levels were 13.0%, 9.9% and 5.7%, compared to the weighted average actual surrenders of 14.7%, 9.6% and 10.2%. The negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $18.3 million, or 17%, $139.6 million, or 43%, and $34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 7% in both 1993 and 1992. Although, as of September 30, 1994, approximately $176.5 million, or 10% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $92.1 million of this amount is 5% or less. If the company reduces credited rate below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received.
In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur. Premiums received by the company on the sale of its annuity products have declined and surrenders have increased in recent years. In the years ended December 31, 1993, 1992 and 1991, premiums received amounted to $222.2 million, $168.7 million and $219.2 million, respectively. Management believes the decline in premiums received during 1992 was due primarily to the rating downgrade of American by A.M. Best in July 1991, from "A"
(Excellent) to "A-" (Excellent) and, to a lesser extent, to reductions in credited rates, agent and policyholder concerns about the company's non-investment grade bond holdings and the highly publicized insolvencies of other life insurance companies. Management also believes that a general decline in interest rates and a corresponding reduction in credited rates offered on annuity products may have reduced the relative attractiveness of annuities as compared with alternative investment vehicles. Management believes that A.M. Best ratings may have affected the credited rates and commissions the company has had to credit or pay to retain or attract business relative to the credited rates and commissions credited or paid by carriers enjoying A+ (Superior) and A++ (Superior) ratings. The company has not materially altered the levels of commissions paid or interest rates credited in response to its A.M. Best ratings downgrade from A (Excellent) to A- (Excellent). In response to these events, the company continued to reduce its holdings of non-investment grade securities to less than 8% as of September 30, 1994. In addition the company has expanded its internal investment management capabilities through the addition of new personnel. The company reduced its outstanding indebtedness from $31.2 million at the end of 1988 to $0 million as of December 31, 1993. Recently, the company has augmented its capabilities for agent recruitment through American Sales and the establishment of relationships with additional National Marketing Organizations.
As a result of these actions, management believes that the company is now better positioned to take advantage of any opportunities for the sale of its products in the savings and retirement market.

Margin Analysis
The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                      For the Nine Months Ended September 30,
                                               1994                1993
                                                (dollars in millions)
                                                   (percent of average
                                              invested assets annualized)
Average invested assets <F1>             $  1,850.6     100.0%       $  1,738.5     100.0%
Insurance premiums and policy charges   $      4.8        .3%       $      5.1       .4%
Net investment income <F2>                   105.4       7.6             103.0       7.9
Policyholder benefits                        (83.2)     (6.0)            (85.4)     (6.5)

Gross interest margin                         27.0       1.9              22.7       1.8
Associated amortization of deferred
 acquisition costs                            (7.4)      (.5)             (6.0)      (.5)

Net interest margin                           19.6       1.4              16.7        1.3

Net investment gains                            .3         -             15.3       1.2
Associated amortization of deferred
 acquisition costs                             (.1)        -             (4.2)       (.3)

Net margin from investment gains                .2         -             11.1        .9

Total net margin                              19.8       1.4             27.8          2.2
Expenses, net                                 (5.8)      (.4)            (6.9)       (.5)
Operating earnings                            14.0       1.0             20.9       1.7
Interest expense                                 -         -               .8        .1
Earnings before income taxes                  14.0       1.0             20.0       1.6
Income tax expense                             4.7        .3              6.4        .5

Net earnings                            $      9.3        .7%          $ 13.6       1.1%


Operating earnings                      $     14.0       1.0%         $  20.9       1.7%
Less: Net margin from investment gains          .2        -              11.1        .9

Operating earnings excluding net
investment gains and associated
amortization of deferred policy
acquisition costs                        $    13.8       1.0%          $  9.8        .8%

<F1> Average of cash, invested assets (excluding unrealized gains (losses) on debt securities available-for-sale) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period.
<F2> Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.

                                               For the Quarter Ended September 30,
                                                  1994                 1993

                                                     (dollars in millions)
                                                      (percent of average
                                                    invested assets annualized)
Average invested assets <F1>             $   1,886.5    100.0%       $   1,703.3  100.0%
Insurance premiums and policy charges    $       1.9       .4%       $     1.6       .4%
Net investment income <F2>                      36.2      7.7             34.2      8.0
Policyholder benefits                          (28.5)    (6.0)           (28.2)    (6.6)

Gross interest margin                            9.6      2.1              7.6      1.8
Associated amortization of deferred
 acquisition costs                              (2.7)     (.6)              .2      -

Net interest margin                              6.9      1.5              7.8      1.8

Net investment gains (losses)                    (.7)     (.1)             2.5       .6
Associated amortization of deferred
 acquisition costs                               (.2)        -             (.8)     (.2)

Net margin from investment gains (losses)        (.5)     (.1)             1.7       .4

Total net margin                                 6.4       1.4             9.5      2.2
Expenses, net                                   (1.5)      (.3)           (2.2)     (.5)

Operating earnings                               4.8        1.0             7.3      1.7
Interest expense                                  -          -              .3       .1

Earnings before income taxes                     4.8        1.0             7.0      1.6
Income tax expense                               1.6         .3             2.5       .5

Net earnings                              $      3.2        .7%     $      4.5      1.1%


Operating earnings                         $     4.8       1.0%      $     7.3      1.7%
Less: Net margin from investment
 gains (losses)                                  (.5)       (.1)           1.7       .4

Operating earnings excluding net investment
 gains (losses) and associated amortization
  of deferred policy acquisition costs         $  5.3       1.1%      $     5.6      1.3%


<F1> Average of cash, invested assets (excluding unrealized gains (losses) on debt securities available-for-sale) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period.
<F2> Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.

Results of Operations

Nine Months Ended September 30, 1994 and 1993

Net investment income increased $2.4 million, or 2%, to $105.4 million from $103.0 million in 1993. This increase resulted from an increase in average invested assets from $1,738.5 million in 1993 to $1,850.6 million in 1994, offset in part by a reduction in the yield on average invested assets from 7.9% for the nine months ended September 30, 1993, to 7.6% for the nine months ended September 30, 1994. The decline in yield experienced during the first nine months of 1994 resulted in part from an investment in investment partnerships. These partnerships form a fund of funds totalling $23.5 million on September 30, 1994 which is structured in an attempt to consistently provide returns in excess of the Standard and Poors 500 over time without regard to the general direction of financial markets. This fund lost a total of $1.5 million during the first nine months of 1994. The fund's annualized loss since inception in July 1993 was .9%, compared to a cash flow equivalent loss of 11.8% had the same amounts been invested at the same time in 10 year treasury bonds, or a 1.2% gain had the funds been invested in the Standard and Poors 500.
In addition to the losses experienced in the company's partnership investments, average yields have been impacted by declining interest rates throughout 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realize investment gains.
Net investment gains decreased $15.0 million, to $.3 million in 1994, from $15.3 million in 1993. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1993 were primarily taken to reduce the effects of the statutory losses resulting from surrenders in the first quarter of 1993 following the reduction of crediting rates on certain annuity policies below the "bailout" rate. Unrealized gains (losses) in the company's bond portfolio were ($68.7) million, $81.4 million and $113.6 million as of September 30, 1994, December 31, 1993 and September 30, 1993, respectively.
Benefits, claims and interest credited to policyholders decreased $2.2 million, or 3%, to $83.2 million in 1994 from $85.4 million in 1993. This decrease results primarily from a reduction in the average interest rate credited on the company's annuity liabilities, from 6.3% as of September
30, 1993 to 5.8% as of September 30, 1994. This decrease was partially offset by an increase in annuity liabilities to $1,944.1 million on September 30, 1994 from $1,777.3 million on September 30, 1993.
Amortization of deferred policy acquisition costs decreased $2.7 million, or 26%, to $7.5 million in 1994 from $10.2 million in 1993. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $4.1 million to $.1 million in 1994 on $.3 million of gains, from $4.2 million in 1993 on $15.3 million of gains. Amortization of DAC associated with gross interest margins increased $1.4 million to $7.4 million in 1994 on $.3 million of gains, from $6.0 million in 1993. Acquisition costs incurred during 1994 and deferred into future policy periods were $19.5 million, compared with $12.6 million in 1993.
General insurance expenses decreased $1.2 million, or 18%, to $5.3 million in 1994 from $6.5 million in 1993. This decrease is attributable to an increase of $1.4 million increase in the amount of policy acquisition related expenses deferred, from $1.3 million in 1993 to $2.7 million in 1994, related to the company's increased recruiting and marketing efforts during 1994. Management believes these efforts are responsible for the more than 35% increase in premiums written during the first nine months of 1994 when compared with the same period of 1993.
Interest expense decreased $.8 million, to $-0- million in 1994 from $.8 million in 1993. The company's bank debt was paid on November 19, 1993, with proceeds from a common stock offering.
Income tax expense decreased $1.6 million to $4.8 million in 1994 from $6.4 million in 1993. Taxes were provided at an effective rate of 34% on 1994 income and 32% on 1993 income.
Results of Operations
Three Months Ended September 30, 1994 and 1993
Insurance premiums and policy charges increased $.3 million, or 19%, to $1.9 million in 1994 from $1.6 million in 1993, due primarily to a $.4 million increase in surrender charges received on SPDA's.
Net investment income increased $2.0 million, or 6%, to $36.2 million from $34.2 million in 1993. This increase resulted from an increase in average invested assets from $1,703.3 million in 1993 to $1,886.5 million in 1994, offset in part by a reduction in the yield on average invested assets from 8.0% for the quarter ended September 30, 1993, to 7.7% for the quarter ended September 30, 1994. Average yields have been impacted by declining interest rates throughout 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realized investment gains. In addition, third quarter yields were down as a result of an investment in investment partnerships. These partnerships form a fund of funds totalling $23.5 million on September 30, 1994 which is structured in an attempt to consistently provide returns in excess of the Standard and Poors 500 over time without regard to the general direction of financial markets.
This fund had income of $.3 million for the quarter ended September 30, 1994. On an annualized basis this represents a return of 5.3%, compared to a cash flow equivalent loss of 4.5% had the same amounts been invested at the same time in 10 year treasury bonds, or a 15.5% gain had the funds been invested in the Standard and Poors 500.
Net investment gains (losses) decreased $3.2 million, to a loss of $.7 million in 1994, from gains of $2.5 million in 1993. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1993 were to reduce the effects of the statutory losses resulting from surrenders following the reduction of crediting rates on certain annuity policies below the "bailout" rate in the first quarter of 1993. Unrealized gains (losses) in the company's bond portfolio were ($68.7) million, $81.4 million and $113.6 million as of September 30, 1994, December 31, 1993 and September 30, 1993, respectively. Benefits, claims and interest credited to policyholders increased $.3 million to $28.5 million in 1994 from $28.2 million in 1993. This increase results primarily from an increase in annuity liabilities to $1,944.1 million on September 30, 1994 from $1,777.3 million on September 30, 1993. This increase was partially offset by a reduction in the average interest rate credited on the company's annuity liabilities, from 6.3% as of September 30, 1993 to 5.8% as of September 30, 1994.
Amortization of deferred policy acquisition costs increased $1.9 million, to $2.5 million in 1994 from $.6 million in 1993. Amortization of deferred policy acquisition costs (DAC) associated with investment gains (losses) decreased $1.0 million to a benefit of $.2 million in 1994 on losses of $.7 million, from $.8 million in 1993 on $2.5 million of gains.
Amortization of DAC associated with gross interest margins increased $2.9 million to $2.7 million in 1994, from a benefit of $.2 million in 1993. The period to period increase was primarily due to an increase during the quarter ended September 30, 1993, in the estimates of future expected gross profits resulting from the lowering of interest crediting rates during that quarter. Acquisition costs incurred during 1994 and deferred into future policy periods were $6.4 million, compared with $5.4 million in 1993. General insurance expenses decreased $.7 million, or 33%, to $1.4 million in 1994 from $2.1 million in 1993. This decrease is attributable to an $.7 million increase in the amount of policy acquisition related expenses deferred, from $.5 million in 1993 to $1.2 million in 1994, related to the company's increased recruiting and marketing efforts during 1994. Management believes these efforts are responsible for the more than 35% increase in premiums written during the first nine months of 1994 when compared with the same period of 1993.
Interest expense decreased $.3 million, to $-0- million in 1994 from $.3 million in 1993. The company's bank debt was paid on November 19, 1993, with proceeds from a common stock offering.
Income tax expense decreased $.9 million to $1.6 million in 1994 from $2.5 million in 1993. Taxes were provided at an effective rate of 34% on 1994 income and 36% on 1993 income.
Liquidity and Capital Resources
The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
The liquidity requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the nine months ended September 30, 1994 and 1993, was $29.9 million and ($111.6) million, respectively.
The increase in net cash provided by annuity contracts without life contingencies in the first nine months of 1993 resulted primarily from a $91.5 million decrease in surrender and death benefits paid from $272.7 million to $181.2 million and by a $49.6 million increase in premiums received from $157.3 million to $206.9 million.
Net cash provided by the company's operating activities was $97.2 million and $98.3 million in 1994 and 1993, respectively.
Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2% and 3% as of September 30, 1994 and December 31, 1993, respectively). The weighted average duration of the company's investment portfolio was 4.8 years as of September 30, 1994.
The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock.
On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's
Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's Leveraged
Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated Financial Statements. In 1993, the company raised
$29.4 million through the sale of 3,451,668 shares of Common Stock.
Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements. Reinsurance. The company had amounts receivable under reinsurance agreements of $150.0 million and $151.4 million as of September 30, 1994 and December
31, 1993, respectively.
Of the amounts, $148.3 million and $149.5 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of SPWL written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract the company continues to administer the policies and is reimbursed for ERC's share of all payments made under the terms of those policies. Additionally, the company receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.

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

PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.   Legal Proceedings
____________________________

The company has no material legal proceedings pending against it.
Item 2.   Changes in Securities
________________________________

For a description of the Stockholders Rights Plan, see Note 8 of Notes to Consolidated Financial Statements which is incorporated herein by reference.
Item 3.   Defaults upon Senior Securities
__________________________________________

None
Item 4.   Submission of Matters to a Vote of Security Holders
_______________________________________________________________

  None
Item 5.   Other Information
____________________________

None
Item 6.   Exhibits and Reports on Form 8-K
___________________________________________

(a)  Exhibits (numbered in accordance with Item 601 of Regulations S-K).

     Exhibit                                      Page Number or Incorporation
     Number              Description                       by Reference

     (2)(a)    Plan and Agreement of Union dated       Exhibit (2) to Registration
               July 10, 1986, between AmVestors        Form S-2, File #2-82811
               Financial Corporation and American      dated November 26, 1986.
               Investors Life Insurance Company,
                Inc.

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

     Exhibit                                      Page Number or Incorporation
     Number              Description                       by Reference

     (4)(b)    Specimen Common Stock Certificate       Exhibit (4)(d) to Form 10-Q
                                                       dated August 13, 1993.

     (10)(a)   Employment Agreement dated              PP 34-46
               October 3,1994, between the company
               and Ralph W. Laster, Jr.

     (10)(b)   Bonus Compensation Agreement dated        PP 47-56
               September 30, 1994, between the
               company and Ralph W. Laster, Jr.

     (10)(c)   Bonus Compensation Agreement dated        PP 57-66
               September 30, 1994, between the
               company and Mark V. Heitz

     (11)      Calculation of Earnings (Loss) per Share          P 67

     (20)(a)   Reports on Form 8-K
               There were no reports on Form 8-K for
               the three months ended September 30, 1994

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

     (27)     Financial Data Schedule

Signatures
__________


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMVESTORS FINANCIAL CORPORATION

     By: /c/ Ralph W. Laster, Jr.
        __________________________
     Ralph W. Laster, Jr.
     Chairman of the Board
     Chief Executive Officer
     (Principal Executive Officer
     and Chief Financial Officer)
     (Principal Accounting Officer)

Date:  November 10, 1994
      ___________________
33