Form 10-K
AMVESTORS FINANCIAL CORP
filed 1995-03-31
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1993
   For fiscal year ended
    December 31, 1994    Commission File Number 0-15330
    ___________________________
AMVESTORS FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)
             Kansas                                 48-1021516
____________________________           ____________________________________

(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

              415 Southwest 8th Avenue, Topeka, Kansas             66603
                  (Address of principal executive offices)       (Zip code)
Registrant's telephone number, including area code: (913) 232-6945 Securities registered pursuant to Section 12(g) of the Act:
Common Stock*

Title of class
*Report being filed pursuant to Section 13 of the act.
    Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
    The aggregate market value (based upon the last sale price as quoted by the New York Stock Exchange on March 17, 1995) of the shares held by non-affiliates was approximately $100,780,000.
         As of March 17, 1995, there were 10,035,609 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                       Form 10-K Reference

Proxy Statement - Annual Meeting of            Part III, Items 10, 12 and 13
Stockholders to be held May 18, 1995

PART 1
Item 1.         Description of Business
____________________________________
Item 1. (a) General Development of Business
__________________________________________________
        AmVestors Financial Corporation (AmVestors or the company) is an insurance holding company whose subsidiaries are American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Investment Group, Inc. (AIG) and Omni-Tech Medical, Inc. (Omni-Tech). AmVestors was incorporated in 1986 to serve as a holding company for all of the common stock of American.
        American specializes in the sale of annuity products throughout the United States. Single premium deferred annuities ("SPDA") accounted for approximately 78% of all premiums received by the company in 1994. Other products offered include single premium immediate annuities ("SPIA") and flexible premium deferred annuities ("FPDA"). As of December 31, 1994, the company had total annuity contracts in force of $2.0 billion.
        The company designs its products and directs its marketing efforts towards the savings and retirement market. U.S. Census Bureau statistics indicate that the pre-retirement segment of this market, ages 45 to 64, ("preretirement market") is the fastest growing age group in the country and also project a 30% increase in the number of individuals in this age group during the 1990s. Historically, the 50 and older age group has accounted for over 80% of all annuity premiums received by the company and, to date, the average premium received by it per annuity contract has been approximately $22,000. The company continues to target this age group because management believes that as this group ages, it will have an increasing interest in saving for retirement, nursing home care and unanticipated medical costs.
        The company seeks to make sales in the market for retirement savings products by offering annuity products that meet the demands of agents and the pre-retirement population. The company markets its annuity products through independent agents licensed in 47 states and the District of Columbia. Agents are recruited through the company's wholly-owned subsidiary, American Sales, as well as through various other marketing organizations. As of December 31, 1994, the company had approximately 6,700 independent agents licensed to sell the company's products. The company does not market its annuity products through stockbrokers. The company endeavors to attract agents to sell its products by offering a broad selection of fixed annuity products, by providing timely, comprehensive services to agents and customers and by continuing to specialize in annuity products. Since 1990, over 34% of annuity premiums received by American have been produced by agents recruited by American Sales, resulting in commission savings for the company as compared with business produced by agents recruited through other marketing organizations.
        Beginning in 1988, management restructured the company's investment portfolio, reducing the holdings of non-investment grade securities from approximately 59% of its total bond portfolio as of the end of 1987 to approximately 7% as of December 31, 1994. During the same period, the company has expanded internal investment management capabilities through the addition of new personnel, and has augmented its capabilities for agent recruitment through American Sales and the establishment of relationships with additional marketing organizations. The company repaid its outstanding indebtedness in 1993, with proceeds from the sale to the public of 3,451,668 shares of its common stock. As a result of these actions, management believes that the company is now better positioned to take advantage of the opportunities for the sale of its products in the savings and retirement market. The company's strategy is to expand sales in a growing market, attract quality agents, sell products with profit potential and maintain a high quality investment portfolio.
        The company incorporates certain features in its annuity contracts that are designed to reduce the occurrence and effect of premature contract terminations and significant withdrawals. Such features include surrender charges which decline over time and which apply, subject to certain exceptions, to premature terminations during the first five to fourteen years of an annuity contract. In addition, annual withdrawals free of surrender charges are generally limited to 10% of an annuity's cash value. Certain of American's annuities also provide for deferred payments of the surrender value of the annuity over a five year period or market value adjustments of surrender value which reflect changes in interest rates.
        Certain annuity policies incorporate a "bailout" feature which generally allows policyowners to withdraw their account balances for a limited period of time, free of surrender charges, if credited rates fall below a specified level. The company experienced significant surrenders following the reduction of credited rates below specified "bailout" levels during 1992 and 1993.
        Founded in 1965, American has focused on the sale of single premium annuity products since 1984. On May 9, 1994, A.M. Best which rates insurance companies based on factors of concern to policyowners, reaffirmed American's "A-" (Excellent) rating. On October 24, 1994, Duff & Phelps reaffirmed American's claims paying ability rating of "A+" (Single-A-Plus).
        There were no material proceedings involving the company or any of its subsidiaries, or mergers or acquisitions.
Item 1. (b) Financial Information About Industry Segments
______________________________________________________________
    The company does not have any material reportable segments.
Item 1. (c) Narrative Description of Business
_________________________________________________
        See Item 1. (c) (l) (i)
Item 1. (c) (1) Business Done and Intended to be Done
__________________________________________________________
        See Item 1. (c) (l) (i)
Item 1. (c) (1) (i) Principal Products
__________________________________________
INDUSTRY OVERVIEW
        Annuities have traditionally been used by individuals as a tax-deferred savings vehicle for retirement planning. U.S. Census Bureau statistics indicate that the 45 to 64 age group is the fastest growing age group in the country and project a 30% increase in the number of individuals in this age group during the 1990s. The company believes that this demographic trend, longer life expectancy, and rising per capita income, as well as the tax deferred savings advantage of annuity products relative to other savings products, will increase demand for single premium annuities for retirement planning.
COMPANY OVERVIEW
        Founded in 1965, American has focused on the sale of single premium annuities since 1984. During various periods prior to 1984, American offered participating and nonparticipating ordinary life insurance, flexible premium annuities and certain disability income and cancer expense policies. However, in the middle 1980s, American perceived greater opportunities in the savings and retirement market and began to concentrate its marketing efforts on the sale of single premium annuities.
        In 1988, management reviewed the company's investment strategy and determined to reverse the non-investment grade strategy which the company had employed since entering the single premium annuity market in 1984. Management reduced the percentage of the company's bond portfolio rated below investment grade from approximately 59% at the end of 1987 to approximately 41% by the end of 1988. In 1989 and 1990 the company suffered substantial losses related to its investments in non-investment grade bonds as the credit quality of issuers of, and the market for, non-investment grade bonds deteriorated. Through the restructuring of its investment portfolio in 1991 and 1992, the company ultimately was able to increase, consistent with the company's investment policy, the portion of its bond portfolio rated investment grade to approximately 93%.
        The level of sales and surrenders of SPDAs was adversely affected in 1991 and 1992 by the company's substantial investment losses, the highly publicized financial difficulties of other life insurance companies, and A.M. Best's lowering in July 1991, of American's rating from "A" (Excellent) to "A-" (Excellent). In response, management took additional steps to improve the company's financial condition and competitive position in the annuity business. The company expanded internal investment management capabilities and augmented its agent recruitment capabilities through its internal marketing organization, American Sales, and the establishment of relationships with additional marketing organizations. During 1993, the company repaid its bank debt and contributed $14.6 million to the statutory capital of American with proceeds from the sale of 3,451,668 shares of common stock. Management believes the actions taken resulted in the increased sales experienced in 1994 and 1993.
STRATEGY
        The company has developed its business strategy to better enable it to capitalize on what it perceives as significant opportunities in the growing annuity market. The elements of this strategy are to (i) expand sales in a growing market while maintaining its focus on single premium annuities,
(ii) attract quality agents, (iii) design and sell products with profit potential, and (iv) maintain a high quality investment portfolio.
        EXPAND SALES IN A GROWING MARKET. The company believes that its focus on deferred annuity products in the expanding savings and retirement market provides opportunity for growth. The company seeks to meet the needs of the savings and retirement market by offering a portfolio of annuity products nationwide. Over 80% of American's premiums received have been from individuals ages 50 and over.
        ATTRACT QUALITY AGENTS. The company intends to pursue the growth of its business through increased production from existing agents and through the creation of new agent relationships. American believes that it is able to attract agents to sell its products by providing a broad selection of fixed annuity products and timely, comprehensive services to agents and customers. The company recruits agents through its wholly-owned subsidiary, American Sales, and through other marketing organizations, and regularly evaluates its distribution system for growth opportunities. American has approximately
6,700 independent insurance agents licensed to sell its products in 47 states and the District of Columbia.
        DESIGN AND SELL PRODUCTS WITH PROFIT POTENTIAL. The company seeks to design its products to enhance the potential for profit and reduce the risk of loss. Management's philosophy is to limit sales of annuities when it believes that market conditions would prevent the company from achieving targeted spreads. The company adjusts credited rates based on prevailing market conditions and available investment yields, subject to certain interest rate guarantees. Annuities currently issued by the company include features such as surrender charges, limited free withdrawal privileges, market value adjustments and deferred payout provisions. These features are designed to encourage persistency and provide protection from losses due to premature termination. Management continuously monitors and adjusts its produc t features and terms in response to market conditions.
        MAINTAIN A HIGH QUALITY INVESTMENT PORTFOLIO. The company seeks to maintain a high quality investment portfolio and to purchase investments taking into account the anticipated cash flows of its assets and liabilities. The weighted average duration of the company's investments was 4.7 years as of December 31, 1994. As of that date, approximately 97% of the company's investment portfolio consisted of bonds approximately 93% of which were investment grade.
MARKETING AND DISTRIBUTION
        To access the market of potential annuity buyers, the company maintains a network of independent agents licensed in 47 states and the District of Columbia. As of December 31, 1994, American had approximately 6,700 agents contracted to sell its annuity products.
        The company also maintains contact with approximately 26,000 agents that are not currently licensed, but have either sold American's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent the company in selling its products. However, in order to save costs associated with reappointing agents, the company does not automatically relicense an agent that has not written business for twelve months. Such costs include the annual licensing fee of $20 to $40 per agent.
        The company recruits new agents through American Sales and through other marketing organizations. Because both American Sales and other marketing organizations rely on independent agents, the company does not maintain an exclusive or captive sales force thereby avoiding the related costs. Since 1990, over 34% of annuity premiums received by American have been produced by agents recruited through American Sales. Marketing organizations are responsible for, and bear the cost of, recruiting agents.
In accordance with industry custom, American Sales and the marketing organizations receive a gross commission from American for originating an annuity contract, a portion of which is paid to the originating agent (the "street commission"). The marketing organization or American Sales retains the difference between the gross commission and the street commission (the "override commission"). The availability of override commissions provides an economic incentive to the marketing organizations to recruit agents who produce business.
        The company, through American Sales, recruits new agents principally through direct mail solicitations. The company analyzes the market for its products and reviews the number and geographical distribution of licensed agents regularly. Data reviewed include premiums received and agents licensed per capita by state. This allows the company to identify specific regions of the country where it believes it can most effectively recruit agents for the sales of its annuity products. The company develops a targeted list of potential agents from sources such as databases of licensed agents maintained by state insurance commissioners as well as industry associations such as the Million Dollar Round Table and the American Society of Chartered Life Underwriters. The company also regularly advertises its products, rates and commission levels in various industry trade publications. To be contracted by the company, agents must be licensed by state insurance regulatory authorities and have their applications approved by the company.
        Crediting rates, commissions, the perceived quality of the issuer, product features and services are generally the principal factors influencing an agent's willingness and ability to sell particular annuity products. The company believes that both agents and policyowners value the service provided by the company. For example, American generally issues an SPDA policy, together with the agent's commission check, within 72 hours of receiving the application and premium. The company also seeks to provide ongoing service to the agent. Towards that end, the company provides agents with access to the company's senior executives. The company has developed an interactive system accessible by all agents to obtain policy information. In addition, agents and annuitants can access information about their policies via a toll-free telephone number.
        The company collects premiums from policyowners throughout the United States. During 1994, 57.4% of its SPDA sales were in the following states:
Florida (7.8%), Illinois (7.5%), California (6.5%), Michigan (6.5%), Texas (5.7%), Ohio (5.2%), Kansas (4.9%), Colorado (4.6%), Wisconsin (4.6%), and
New Jersey (4.1%).
        The company is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 1.0% of American's annual sales in 1994, and the top twenty individual agents accounted for approximately 13.8% of American's volume in 1994. The company does not have exclusive agency agreements with its agents and management believes most of these agents sell products, similar to those sold by American, for other insurance companies. This can result in sales declines if for any reason American is relatively less competitive or there are concerns such as existed in 1991, about asset quality, the downgrade in American's A.M.Best rating, and the insolvencies of other insurance companies.
        The four major independent marketing organizations through which the company recruits agents to sell its annuity products were responsible for the recruitment of agents that accounted for 46.1% of premiums received during 1994. While the termination of the company's relationships with any of its marketing organizations could result in the loss of agents and could adversely affect the level of sales and surrenders, the company does not believe that the loss of any one marketing organization would have a material adverse effect on the financial condition of the company.
        In 1991, the company became aware of five instances of agent fraud involving two agents in Ohio, one agent in Tennessee, one agent in Texas and one agent in Kansas. While there was no connection between any of the five agents, all cases of agent fraud involved either (i) the wrongful taking of funds from certain individuals who thought they were submitting funds to the company, or (ii) forged endorsements of surrender checks payable to policyholders of the company. The agents were prosecuted and settlements were reached with the victims. Certain amounts paid by the company were recovered from two banks that cashed checks with forged endorsements. The company (i) engaged a firm to review and recommend procedures, (ii) adopted changes in certain procedures relating to agent licensing, policy issuance and delivery, and processing of withdrawals and surrenders, to help reduce future occurrences of fraud, and (iii) purchased insurance coverage for up to $10 million of future losses from fraud. By implementing these changes the company believes that it has substantially reduced the likelihood of future material loss resulting from agent fraud.
PRODUCTS
        The company specializes in the sale of SPDA products to individuals. During each of the past three years, sales of SPDAs have accounted for approximately 86% of the company's premiums received, while sales of SPIAs and FPDAs have accounted for virtually all remaining premiums received.
        SPDAs involve a one-time premium deposit by the policyowner at the time of issuance. Following an accumulation period, the policyowner is entitled to receive the principal value plus accumulated interest credited to such annuity, payable either in a lump-sum or through annuity payments over a certain period or for life. Interest credited during the accumulation period generally is not subject to federal or state income tax. Payments are typically made to the annuitant after age 65 and are taxable at the tax rate then applicable to the annuitant.
        American currently sells annuity products with different benefits, interest rates and commission structures. These products offer tax-deferred accumulation of interest, various interest guarantees, guaranteed cash values, and a choice of guaranteed income options on the selected maturity date. The portfolio of products is continuously reviewed with new plans added and others discontinued in an effort to remain competitive.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. In determining credited rates, American takes into account the profitability of its annuity business and the relative competitive positions of its products. Credited rates during the initial and any renewal period are based on assumptions and estimates relating principally to persistency, investment yield and expenses as well as managemen t's judgment as to certain market and competitive conditions.
        American's SPDAs have an initial credited interest rate (currently 5.75% to 8.75%, depending on the features of the contract) guaranteed for a period of one to five years. Following the initial guarantee period, American may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts. Such minimum guaranteed rates range from 4% to 6%. The credited rates on SPDAs with accumulated values of approximately $537.5 million are currently set at the minimum guaranteed rate. The accumulated values of SPDAs by credited interest rates are as follows as of December 31, 1994: $834.7 million-less than or equal to 5.5%; $619.4 million-greater than 5.5% but less than or equal to 6.5%; $215.4 million-greater than 6.5% but less than or equal to 7.5%; and $150.5 million-greater than 7.5%. The credited rates on SPDAs representing a majority of total accumulated value may be reset by the company within a period of one year subject to the guaranteed minimum rate.
        The company incorporates a number of features in its annuity products designed to reduce the occurrence and adverse effect of premature termination of the policy. Premature termination of an annuity contract results in the loss of future investment earnings related to the annuity deposit and in the accelerated recognition of deferred expenses related to policy acquisition, principally commissions, which are otherwise recoverable over the life of the policy.
        The primary feature incorporated by the company to minimize premature terminations is a surrender charge. While the policyowner is permitted at any time to withdraw all or part of the accumulated value of his policy, such withdrawals are generally subject to a surrender charge for the period of years specified in the contract. The surrender charge, which is a percentage of the total accumulated value including accrued interest, is designed to discourage premature termination. Surrender charges, subject to certain exceptions, apply for the number of years specified in the contract and decline to zero over a period of five to fourteen years. All annuities currently issued by the company include surrender charges and approximately 90% of the company's contracts in force currently have surrender charges. The company generally limits free annual withdrawal to 10% of accumulated value.
        When the company receives a request for surrender of an annuity policy, a conservation letter is mailed to the policyowner. This letter is designed to inform the policyowner of the possible tax implications and the surrender charge payable under the annuity policy. No surrender benefits are paid until the company receives a written response to the conservation letter. Typically policyowners who have requested a surrender of $10,000 or more are personally contacted by telephone. The company's conservation procedures are designed to (i) attempt to conserve the business, (ii) ascertain the causes of the surrenders, and (iii) identify and terminate agents who write low persistency business. In certain contracts, the surrender charge is waived for a period of 45 to 60 days following the crediting of a renewal interest rate below a specified rate ( the "bailout" rate). Of the company's $2.0 billion annuity contracts in force as of December 31, 1994, $180.9 million have a "bailout" feature remaining. The "bai lout" rate on $180.5 million of this amount is 6% or less. Surrender charges also generally do not apply to one-time annual withdrawals by policyowners of up to 10% of the accumulated value of the annuity.
        Approximately 39% of the SPDA business in force as of December 31, 1994, provides that the company may pay any surrender value in level installments over 60 months in lieu of a lump sum payment. Additionally, at that date approximately 14% of the SPDA business in force had a market value
adjustment provision that will provide American with additional protection during a period of rising interest rates through a reduction in the surrender value payable upon surrender of the policy.
INVESTMENTS
        The company's earnings are largely determined by its ability to maintain a spread between its investment results and the interest credited on its annuity products. The average duration of the company's investments was
4.7 years as of December 31, 1994. As of that date, the company had $1,914.3 million of cash and invested assets of which $1,844.2 million or approximately 96% represented investments in bonds. At that date, approximately 93% of the company's bond portfolio was rated investment grade. As of December 31, 1994, the carrying value of the company's bond portfolio exceeded its market value by $91.5 million.
        The following table summarizes the company's investment results for the period indicated:
INVESTMENT RESULTS

                                                                          For the Year Ended December 31,
                                                                     1994                1993                  1992
                                                                            (dollars in millions)
         Average invested assets <F1>...................   $        1,862.3                 1,770.9            1,689.6
         Net investment income <F2>.....................              142.0                   138.5              141.2
         Yield <F3>.....................................                7.6%                    7.8%               8.4%
         Net investment gains (losses) <F4>.............   $             .8                    17.0               20.5
________________
    <F1> Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period.
<F2> Net of investment expenses.
<F3> Net investment income divided by average invested assets.
<F4> Net invested gains (losses) include provisions for impairments in value that were considered other than temporary.

        The following table sets forth the company's investment portfolio as of December 31, 1994:

INVESTMENT PORTFOLIO

                                                                                      As of December 31, 1994
                                                                                  Carrying
                                                                                    Value                  % of Total
                                                                                           (dollars in millions)
         Debt Securities <F1>:
                 U.S. Government......................................       $          3.6               .1%
                 Investment grade corporate...........................              1,041.2             54.4
                 Non-investment grade corporate.......................                136.9             7.2
                 Mortgage-backed <F2>..................................                662.5             34.6
                    Total debt securities                                           1,844.2             96.3
         Equity Securities <F3>:
                 Common stock.........................................                  2.4               .1
                   Total equity securities                                              2.4               .1
         Mortgage loans on real estate................................                  5.5               .3
         Real estate <F4>..............................................                  .4                -
         Policy loans.................................................                  5.1               .3
         Other long-term investments <F5>..............................                47.8              2.5
         Short-term investments <F6>...................................                  .5                -
         Less allowance for credit losses.............................                 (2.2)             (.1)
              Total investments                                                     1,903.7             99.4
         Cash.........................................................                 10.6               .6
               Total cash and investments                                      $    1,914.3            100.0%
    <F1> Debt securities "held-to-maturity" are generally stated at amortized cost adjusted for impairments in value, while those "available-for-sale" are carried at estimated market value. Total market value of debt securities as of December 31, 1994, was approximately $1,752.7 million, representing net unrealized investment losses of approximately $105.6 million.
<F2> Consist primarily of collateralized mortgage obligations ("CMOs").
<F3> Equity securities are stated at current market values. Original cost of equity securities as of December 31, 1994, was approximately $2.2 million.
<F4> Real estate owned is carried at cost less depreciation.
<F5> Consist principally of investments in limited partnerships which are carried at an amount equal to the company's share of the partnerships' estimated market value with any unrealized gains or losses recorded in net investment income.
<F6> Short-term investments are carried at amortized cost which approximates market value.

        Included in other Long Term Investments on December 31, 1994, were $23.1 million, at market, of limited partnership investments. These funds are managed by outside investment advisors. The investment guidelines of these partnerships allow for a very broad range of investment alternatives to include, but not limited to, derivatives, currencies, foreign and U.S.
stocks, foreign and U.S. bonds, futures, options and commodities. Such partnerships are generically referred to as hedge funds. These investments were made with a goal of obtaining yield over time which exceeds the yield of the S&P 500 Index and are carried at market value with any unrealized gains and losses recorded in Net Investment Income in the company's statement of earnings. Net Investment Income (Loss) on these partnerships were $1.2 million and ($1.9) million for 1993 and 1994, respectively. The company first invested in such partnerships in July 1993; therefore, 1993 income represents partial year results. Subsequent to December 31, 1994, the company withdrew $5.5 million from certain of these partnerships. Management believes that the earnings on this class of investments could experience greater volatility than that which might be achieved by the S&P 500 Index and could, therefore, m aterially affect the company's earnings for any given period.
        Bonds and mortgage-backed securities often contain options which permit an issuer to call, prepay or repurchase a security at a specified price in the future. When a security is called, it is probable that American will have to reinvest the proceeds at a lower interest rate. Mortgage-backed securities are accounted for using expected prepayment assumptions. Accordingly, as prepayment rates on mortgage-backed securities change, the company adjusts its income realization on mortgage-backed securities to reflec t its best estimate of future cash flows and the corresponding income resulting from the accretion of discounts and the amortization of premiums.
        Mortgage-backed securities are subject to prepayment risk. This is due to the fact that in periods of declining interest rates, the mortgages which collateralize the security may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of lower prevailing rates. As a result, holders of mortgage-backed securities could receive prepayments on their investments which the holder may not be able to reinvest at interest rates comparable to the rate on the prepaying security.
        The company has reduced this risk of prepayment by investing a
majority (approximately      76%) of its mortgage-backed investment portfolio
in planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO. Sequential and pass-through classes r epresent approximately 22% of the book value of the company's mortgage-backed securities as of December 31, 1994.
        In some instances, American invests in non-agency, non-government sponsored enterprise mortgage-backed securities. Such investments comprised 24% of the book value of American's mortgage-backed securities at December
31, 1994. The credit risk associated with non-agency, non-government sponsored enterprise mortgage-backed securities generally is greater than that of an agency or government sponsored enterprise mortgage-backed securities which benefit from either explicit or implicit guarantees of the U.S. government or an agency or instrumentality thereof; however, all of American's non-agency, non-government sponsored enterprise mortgage-backed securities are rated either Aaa or Aa by Moody's. As of December 31, 1994, the company did not own any "interest only," "principal only," or "residual" classes of CMOs.
        For additional information on the company's investment in mortgage-backed securities see Note 2 of Notes to Consolidated Financial Statements.
        The company carries all investments which it believes have experienced other than temporary declines in value at estimated net realizable value. In addition, as of December 31, 1994, the company maintained a GAAP credit loss reserve of $2.2 million. The following table indicates by quality rating the composition of the company's debt securities portfolio (at book and market value) excluding short-term investments as of December 31, 1994:
        COMPOSITION OF DEBT SECURITIES BY QUALITY RATING (1)

                                                                   As of December 31, 1994
                                                                                       % of              % of         Market or
                                                                       Book            Debt            Invested      Estimated
                                                                      Value         Securities          Assets        Fair Value
                                                                                      (dollars in millions)
Investment grade:
         U.S. Government, its agencies and
             government sponsored enterprises.........   $            517.3               27.8%           27.0%      $      494.2
         Aaa..........................................                121.2                6.5             6.3              116.8
         Aa...........................................                144.3                7.8             7.6              134.0
         A............................................                522.7               28.1            27.3              488.0
         Baa..........................................                415.9               22.4            21.7              392.0
            Total investment grade                                  1,721.4               92.6            89.9            1,625.0
Non-investment grade:
         Ba...........................................                126.4                6.8             6.6              119.4
         B............................................                 10.5                 .6              .6                8.3
            Total non-investment grade                                136.9                7.4             7.2              127.7
            Total debt securities                        $          1,858.3              100.0%           97.1%        $  1,752.7

        As used in the above table and elsewhere in this report, book value is defined as amortized cost, including adjustments for any other than temporary dimunitions in value, prior to any market value adjustments.
        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
        Rising interest rates could encourage increased policy surrenders. This could create the need to sell bonds at a time when their market values are below their book values.
        The weighted average life and duration of the company's bond portfolio as of December 31, 1994, and for the past three years were as follows:
WEIGHTED AVERAGE LIFE AND DURATION

                                                               As of December 31,
                                                                1994         1993           1992
            Weighted average life.............                      6.7         5.5           6.8
            Weighted average duration<F1>......                     4.7         4.2           4.8
    <F1>   Reflects average duration weighted by market value. Duration is a measure of the price sensitivity of a bond to changes in interest rates.

        See Note 2 of Notes to Consolidated Financial Statements for information regarding the maturity of the company's bond portfolio as of December 31, 1994.
        The company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The relatively short-term nature of the investment portfolio reflects the characteristics of the company's liabilities. Approximately 93% of the policy and deposit liabilities of the company represents reserves for SPDAs that may be partially or totally surrendered at the policyholders' option, subject to surrender charges, market value adjustments or other limitations, when applicable. The cash flows of the company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The company periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Because of the significant uncertainties involved in the estimation of asset and liability cash flows, there can be no assurance that the company will be able to effectively manage the relationship between its asset and liability cash flows.
        The components of net investment gains (losses) for the past three years were as follows:
COMPONENTS OF NET INVESTMENT GAINS (LOSSES)

                                                              For the Year Ended December 31,
                                                  1994                      1993                    1992
Investment gains on investments
 disposed of................................. $         4.3                    18.6                    26.9
Investment losses on investments
 disposed of..................................         (3.5)                    (.1)                   (7.2)
Writedowns on investments held at
 year end.....................................          (.3)                    (.2)                   (3.6)
Allowance for credit losses-
 beginning of year............................          2.5                     2.5                     7.0
Allowance for credit losses-end
 of year.....................................          (2.2)                   (2.5)                    (2.5)
Other      ...................................            -                    (1.3)                    (.1)
Net investment gains (losses)................. $         .8                    17.0                    20.5

        See "Management Discussion and Analysis of Financial Condition and Results of Operations" with respect to amounts of securities sold. See Notes
1 and 2 of Notes to Consolidated Financial Statements for additional information with respect to investments.
OTHER INSURANCE PRODUCTS
        Prior to 1987, American sold, among other products, cancer expense plans and nonparticipating and participating life insurance. In 1982,
American reinsured all of its cancer expense plans and in 1986, American reinsured approximately 65% of its nonparticipating life insurance in force through assumption reinsurance treaties. The total reserves on reinsurance ceded under assumption reinsurance treaties were approximately $11 million at the time of transfer. A recent federal district court decision held that in certain circumstances an insurer may remain contingently or primarily liable for policy liabilities transferred in assumption reinsurance transactions. Based on management's belief that the reinsurers are solvent and capable of meeting all obligations on the policies reinsured, management considers the likelihood that any liability would inure to the company remote. However, in the event of the insolvency of the reinsurers, it is possible that the company would be liable for the reinsured policies.
        American has $17.3 million face amount of participating life insurance policies in force, net of reinsurance, and $53.6 million of nonparticipating life insurance, net of reinsurance, in force. American has followed a plan of paying dividends on its outstanding participating life insurance policies in amounts determined annually by its Board of Directors and expects to continue doing so in the future. For the year ended December 31, 1994, dividends paid under these policies totalled $.2 million. Actual mor tality experience in a particular period may be different than actuarially expected mortality experience and, consequently, may adversely affect the company's operating results for such period.
REINSURANCE
        American reinsures portions of life insurance risks with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Generally, American enters into traditional reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss exposure on risks that exceed American's policy retention limits, currently $150,000 per life. Reinsurance does not fully discharge American's obligation to pay policy claims on the reinsured business. American remains responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by American has failed to pay any policy claims (either individually or in the aggregate) with respect to such ceded business. As of December 31, 1994, American had ceded to reinsurers $259.2 million of its $330.1 million of life insurance in force and had taken $148.6 million of related reserve credits against future policy benefits. Of the insurance ceded and reserve credits taken, $228.9 million and $146.9 million, respectively, relate to one reinsurance contract with Employers Reassurance Corporation (ERC). This reinsurance agreement pertains to the coinsurance of 90% of all risks associated with all of the SPWL policies written by the company prior to 1989. Based on a review of the 1993 statutory Annual Statements filed by ERC with the Kansas Insurance Department and ERC's A.M. Best rating of "A+" (Superior), the company believes that ERCis solvent and capable of meeting its obligations on the policies reinsured.
RATINGS
        American has been rated "A-" (Excellent) by A.M. Best since 1991.
A.M. Best's ratings for insurance companies currently range from "A++" to
"F," and some companies are not rated. Publications of A.M. Best indicate that "A" (Excellent) and "A-" (Excellent) ratings are assigned to those companies which, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the life insurance industry, and generally, have demonstrated a strong ability to meet their policyholder and other contractual obligations. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy of its policy reserves and the experience and competency of its management. American has a claims paying ability rating from Duff & Phelps of "A+" (High). Duff & Phelps' claims paying ability ratings represent its opinion as to the financial ability of an operating insurance company to meet obligations under its insurance policies and are based on current information provided by the insurance company and other sources. Higher ratings generally indicate financial stability and a strong ability to pay claims. A.M. Best's and Duff & Phelps' ratings are based upon factors of concern to policyowners, agents and intermediaries and are not directed toward the protection of investors.
REGULATION
        The company and American are subject to the insurance laws and regulations of Kansas, the domiciliary state of American, and the laws and regulations of the other states in which American is licensed to do business. At present, American is licensed to conduct business in 47 states and the District of Columbia. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition.
        American is required to file annual statutory financial statements in each jurisdiction in which it is licensed. Additionally, American is subject to periodic examination by the insurance departments of the jurisdictions in which it is licensed, authorized and accredited. The Kansas Insurance Department completed its most recent examination of American for the years ended December 31, 1990 through December 31, 1993. The results of this examination contained no material adverse findings.
        The NAIC adopted an accreditation program in 1992 which requires Insurance Departments of the various states to become accredited by the end of 1994 or cede certain control over their domestic companies. The program requires certain model laws, model regulations and practices to be in effect. The Kansas Insurance Department has been accredited under the NAIC program.
        INSURANCE HOLDING COMPANY REGULATIONS; RESTRICTIONS ON DIVIDENDS AND DISTRIBUTIONS. The company and American are subject to regulation under the insurance and insurance holding company statutes of Kansas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
        The company is an insurance holding company and substantially all income reflected in its Consolidated Statements of Earnings is derived from the operations of American. The company's assets consist primarily of the stock of American and its other subsidiaries. Dividends, fees, rents and commissions received from American have been, and together with the company's retained funds and earnings thereon will be, the source of funds for the payment of operating and other expenses incurred by the company. Insurance laws and regulations of Kansas, the state of incorporation of American, restrict the flow of funds, including dividends, from American to the company. In addition, the payment of dividends, fees, rents and commissions by American reduces its capital and surplus, and therefore, can affect the amount of annuities it can write.
        Pursuant to the Kansas Insurance Holding Company Act, American may not, without prior approval of the Kansas Insurance Department, pay dividends if the amount of such dividends added to all other dividends or other distributions made by American within the preceding twelve months exceeds the greater of (i) its statutory net gain from operations for the prior calendar year or (ii) 10% of statutory surplus at the end of the preceding calendar year. During the year ended December 31, 1994, American had a statutory net gain from operations of $4.2 million. As of December 31, 1994, 10% of American's statutory surplus was $8.8 million. In addition, another provision
of Kansas insurance law limits dividends that American may pay to the company to earned surplus calculated on a statutory basis, which totalled $13.0 million as of December 31, 1994. Subject to the provisions of the Kansas insurance law, American also may advance funds to the company in the form of loans.
        Under the Kansas Insurance Statute, unless (i) certain filings are made with the Kansas Insurance Department, (ii) certain requirements are met, including a public hearing and (iii) approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as the company, which controls a Kansas insurance company or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.
        NAIC REGULATORY CHANGES. The NAIC and insurance regulators also have become involved in a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines.
        Regulations prescribed by the NAIC require the establishment of an Asset Valuation Reserve ("AVR") account designed to stabilize a company's statutory capital and surplus against fluctuations in the market value of stocks and bonds. The AVR consists of two main components: a "default component," which provides for potential credit related losses on debt-securities and an "equity component," which provides for potential losses on all types of equity investments, including real estate. The regulations also require the establishment of an Interest Maintenance Reserve ("IMR"), which is credited with the portion of realized investment gains and losses net of tax from the sale of fixed maturities attributable to changes in interest rates. The IMR is required to be amortized into earnings over the remaining period to maturity of the fixed maturities sold.
        RISK-BASED CAPITAL REQUIREMENTS. The NAIC has adopted risk-based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of product and investment portfolio. Under the formula, a company first determines its Authorized Control Level risk-based capital ("ACL") by taking into account (i) the risk with respect to the insurer's assets; (ii) the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; (iii) the interest rate risk with respect to the insurer's business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company's "Total Adjusted Capital"
is the sum of statutory capital and surplus and such other items as the RBC instructions may provide.
        The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total Adjusted Capital is less than 2.0 times its ACL but greater than or equal to
1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level"is triggered if a company's Total Adjusted Capital is less than 1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory
Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is less than 1.0 times but greater than or equal to 0.7 times its ACL,
and the regulatory authority may take action it deems
necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to place the company under its control. As of December 31, 1994, American's
Total Adjusted Capital was $111.3 million and its Authorized Control Level risk-based capital was $25.1 million.
        Should a future deficiency occur, American would be subject to an increased level of regulatory attention and, depending on the capital deficiency, possibly to actual control by the appropriate regulatory authorities.
        ASSESSMENTS AGAINST INSURERS. Under the guaranty fund laws of all states in which the company operates, insurers can be assessed for losses incurred by policyholders of insolvent insurance companies. At present, most guaranty fund laws provide for assessments based upon the amount of primary insurance underwritten in a given jurisdiction. See Note 13 of Notes to Consolidated Financial Statements. The company has set up a reserve for its current estimate of future non-recoverable guaranty fund assessments.
        FEDERAL REGULATION. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. It is not possible to predict the outcome of any such congressional activity or the potential effects thereof on the company.
Item 1. (c) (1) (ii)          New Products
________________________________________
        The company introduced various versions of SPDA and FPDA during 1994. In addition, a flexible premium universal life policy was introduced, providing the company with a source of revenue diversification. The company has not marketed a life insurance policy since the first quarter of 1993.
Item 1. (c) (1) (iii)         Sources of Raw Materials
_____________________________________________________
        The company does not require any raw materials.
Item 1. (c) (iv)              Patents, Trademarks, Franchises, Etc.
____________________________________________________________
        The company does not hold any patents, trademarks, licenses, franchises, or concessions which are materially important.
Item 1. (c) (1) (v)           Seasonal Nature of Business
____________________________________________________
        The company is not engaged in a seasonal business.
Item 1. (c) (1) (vi)          Working Capital Items
_____________________________________________
        Not applicable.
Item 1. (c) (1) (vii)         Dependence on Customers
_______________________________________________
        The company is not dependent on a single customer or a few customers where the loss of any one or more of whom would have an adverse effect on the company.
Item 1. (c) (1) (viii)        Backlog of Orders
_________________________________________
        There is no backlog of orders with respect to the company.
Item 1. (c) (1) (ix)        Portion(s) of Business Subject to Governmental
Negotiations
______________________________________________________________________________
        There are no portions of the company's business which are subject to renegotiation or termination of governmental contracts.
Item 1. (c) (1) (x)           Competition in Registrant's Business
____________________________________________________________
        The insurance industry is highly competitive and the company competes with individual companies and with groups of affiliated companies with substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships. In addition, in marketing annuity products, the company competes with other life insurance companies as well as financial institutions which market functionally competitive products.
        The company's marketing strategy is to provide products for the individual and business market through experienced, independent insurance agents and brokers licensed to sell life insurance. The company utilizes marketing agencies to recruit its agency force and also recruits agents directly, utilizing industry trade publications and direct mail. The agents and representatives contracted to sell for the company currently number approximately 6,700.
        The company's agents and brokers also represent other insurance companies and sell policies which may compete with those of the company. The company believes it has been successful in attracting and retaining brokers and agents because it has been able to offer a competitive package of innovative products, competitive commission structures, prompt policy issuance and responsive policyholder service.
        On January 18, 1995, the U.S. Supreme Court issued its decision in the case of NATIONSBANK OF NORTH CAROLINA, N.A., V. VARIABLE ANNUITY LIFE INSURANCE CO. In NATIONSBANK the Supreme Court upheld a decision by the
Office of the Comptroller of the Currency that a national bank may broker annuities. However, the decision did not grant national banks the authority to issue or underwrite annuities. The decision may increase interest on the part of banks to begin selling annuities or to expand their existing efforts to sell annuities.
        The decision may result in a partial shift in the distribution of annuities from insurance agents to national banks, which could result in a decrease in sales for the company, or it may result in an increase in the number of annuities sold because of distribution through national banks, which could result in new distribution opportunities for the company.
Item 1. (c) (1) (xi)          Research and Development
________________________________________________
        The company made no material expenditures with respect to research and development.
Item 1. (c) (1) (xii)         Environmental Issues
____________________________________________
        Subsurface assessments and research conducted beneath the parking lot of the company's home office complex have indicated the possible existence of underground storage tanks and levels of contamination which may require remedial action. The company does not believe that any required remedial action will result in any material capital expenditures.
Item 1. (c) (1) (xiii)        Numbers of Persons Employed
___________________________________________________
        On December 31, 1994, the company employed 100 persons in its Home Office and had approximately 6,700 full and part-time agents who are paid on a commission basis.
Item 1. (d) Foreign Operations
______________________________
        The company does not have any material operations in foreign countries nor does it derive any material portion of its revenue from customers in foreign countries.
Item 2. Properties
__________________
        The company owns its home office complex consisting of four buildings and the adjacent property in Topeka, Kansas. Total floor space in the four buildings is approximately 31,000 square feet. Recent and projected growth along with the efficiencies to be gained from having its operations under one roof have led the company to investigate the acquisition of different facilities.
Item 3.       Legal Proceedings
_________________________
        The company does not have any material legal proceedings pending against it.
Item 4.       Submission of Matters to a Vote of Security Holders
__________________________________________________________
        No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.
Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related
______________________________________________________________________________
Stockholder Matters
_____________________
    The common stock of the company began trading on the New York Stock Exchange under the symbol AMV on November 30, 1994. Prior to that date the company's common stock traded in the over-the-counter market under the NASDAQ symbol AVFC. The following table shows the quarterly high and low sales price per share of common stock of the company as reported by the New York Stock Exchange and NASDAQ:

                                                                                   COMMON
                                                                               High           Low
                     1994
                        Fourth Quarter....................                       10             81\4
                        Third Quarter.....................                       10             8
                        Second Quarter....................                       101\2          83\4
                        First Quarter.....................                       12             95\8
                     1993
                        Fourth Quarter....................                       11             93\8
                        Third Quarter.....................                      11 3\4          93\4
                        Second Quarter....................                      13 3\4          93\8
                        First Quarter.....................                      16 7\8          10

   There were no dividends paid during 1993 or 1994.
    On February 23, 1995, the board of directors declared an annual cash dividend of 71\2 cents per common share, payable April 13, 1995, to stockholders of record on March 18, 1995.
    As of March 17, 1995, there were approximately 3,723 holders of record of the company's common stock.
    See Management's Discussion and Analysis of Liquidity and Capital Resources and Note 8 of the Notes to Consolidated Financial Statements for the statutory limitation on dividends payable from American under Kansas law.

Item 6.  Selected Financial Data
_______________________________________
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
Following is a summary of selected financial data for the five years ended December 31, 1994:

                                                             (000's Omitted, except per share data)

                                                       1994              1993              1992             1991            1990
Total Revenue <F1>...................               $    149,700            162,523          175,708         173,372         116,235
Earnings (loss) before
    income taxes and
  extraordinary item................               $        19,286          26,755           17,318           6,675        (13,965)
Income tax expense (benefit)........                        5,593            8,564              118         (3,444)          3,754
Earnings (loss) before
    extraordinary item..............                       13,693)          18,191           17,200          10,119        (17,719)
Extraordinary item: Loss on
    early extinguishment of
    debt............................                            -            (213)            (382)               -               -
Net earnings (loss).................            $          13,693           17,978           16,818          10,119        (17,719)
Earnings (loss) per share of
    common stock:*
Primary:
    Earnings (loss) before
    extraordinary item..............            $            1.32             2.62             2.94            1.84          (3.22)
    Extraordinary item..............                            -            (.03)            (.07)               -               -
    Net earnings (loss).............            $            1.32             2.59             2.87            1.84          (3.22)
Fully diluted:
    Earnings (loss) before
    extraordinary item..............            $            1.32             2.49             2.62            1.84          (3.22)
    Extraordinary item..............                            -            (.03)            (.06)               -               -
    Net earnings (loss).............            $            1.32             2.46             2.56            1.84          (3.22)
    Cash dividends per share
     of common stock................            $               -                -               -                -             .50
Total Assets........................           $        2,260,021         2,114,696        2,090,136      1,959,071       1,773,042
Capitalization:
Bank debt ..........................            $               -                -           19,859          28,437          33,562
Stockholders' equity................                      104,196          100,345           49,463          30,936          17,264
Total Capitalization................            $         104,196          100,345           69,322          59,373          50,826
    <F1> Total revenue for the years 1994, 1993, 1992 and 1991 includes net investment gains of
$.8, $17.0, $20.5 and $16.5 million, respectively while the year 1990 includes net investment losses of $24.3 million.
*Per share data for 1990, 1991 and 1992 has been restated to give effect to a one-for-two and one-half reverse stock split effective June 11, 1993.

Item 7.       Management's Discussion and Analysis of Financial Condition and
Results of Operations
___________
GENERAL
    The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of SPDAs have accounted for at least 86% of the company's premiums received, while sales of SPIAs and FPDAs have accounted for virtually all remaining premiums received.
    The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on SPDAs,
SPIAs without life contingencies and FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this defer ral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on SPDAs, SPIAs without life contingencies and FPDAs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
    The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DACamortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience.
If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals.As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1994, 1993 and 1992, the company's weighted average expected surrender levels were 9.0%, 13.0% and 9.9%, compared to the weighted average actual surrenders of 9.8%, 14.7% and 9.6%. Historically, the negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
    Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products.
Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year.
In January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the
"bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $18.3 million, or 17%, $139.6 million, or 43%, and
$34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of
"bailout" surrenders on its earnings through the realization of gains on the
sale of its securities. Excluding surrenders from "bailout" products,
American's annuity withdrawal rates were 9% for 1994, 7% for 1993 and 7% for
1992. Although, as of December 31, 1994, approximately $180.9 million, or 14%
of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout"
rate on $180.5 million of this amount is 6% or less. If the company reduces credited rates below the "bailout" rates on policies containing "bailout"
provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. The company may not be able to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout"
surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings (loss):
                                                            For the Year Ended December 31,
                                                          1994                             1993                         1992
                                                                   (dollars in millions)
                                                                (percent of average invested assets)
Average invested assets <F1>.........$    1,862.3    100.00%    $      1,770.9       100.00%       $1,689.6      100.00%
Insurance premiums and
 policy charges.................... $         6.3       .34%              $6.6          .37%         $  7.5        .44%
Net investment income <F2>...........       142.0      7.62              138.5         7.82           141.2        8.36
Income from disposal of
    private placement
    securities......................            -         -               -              -             5.8        .34
Policyholder benefits...............       (112.3)    (6.03)            (113.8)        (6.43)       (128.0)     (7.57)
Gross interest margin...............         36.0      1.93              31.3           1.76          26.5        1.57
Associated amortization of
    deferred acquisition
    costs...........................         (8.8)     (.47)              (4.7)         (.26)         (7.7)        (.46)
Net interest margin.................         27.2      1.46               26.6          1.50          18.8        1.11
Net investment gains................           .8       .04              17.0            .96          20.5        1.21
Associated amortization of
    deferred acquisition
    costs...........................         (.2)      (.01)              (4.8)         (.27)         (8.7)        (.51)
Net margin from investment
    gains...........................          .6        .03               12.2           .69           11.8        .70
Total net margin....................        27.8       1.49               38.8          2.19           30.6       1.81
Expenses, net.......................        (8.5)      (.46)             (11.1)         (.62)         (10.9)      (.65)
Operating earnings..................        19.3       1.03               27.7          1.57           19.7       1.16
Interest expense....................           -          -               (1.0)         (.06)          (2.4)      (.14)
Earnings before income
    taxes...........................        19.3       1.03               26.7          1.51           17.3       1.02
Income tax (expense)
    benefit.........................        (5.6)      (.30)              (8.5)         (.48)           (.1)      (.01)
Earnings before extra-
    ordinary loss...................        13.7        .73               18.2          1.03           17.2       1.01
Extraordinary loss on early
    extinguishment of debt..........           -          -                (.2)         (.01)           (.4)      (.02)
Net earnings........................$       13.7        .73%             $18.0          1.02%        $  16.8       .99%
Operating earnings..................$       19.3       1.03%             $27.7          1.57%        $  19.7      1.16%
Less: Net margin from
    investment gains................          .6        .03               12.2           .69            11.8         .70
Operating earnings
    excluding net investment
    gains and associated
    amortization of deferred
    policy acquisition
    costs...........................$      18.7        1.00%             $15.5            .88%       $  7.9         .46%
    <F1> Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period.
<F2> Net investment income is presented net of investment expense.

RESULTS OF OPERATIONS
Years Ended December 31, 1994, 1993 and 1992
        NET INVESTMENT INCOME increased $3.5 million, or 3%, to $142.0 million from $138.5 million in 1993. This increase resulted from an increase in average invested assets from $1,770.9 million in 1993 to $1,862.3 million in 1994, offset in part by a reduction in the average yield on invested assets from 7.8% for the year ended December 31, 1993, to 7.6% for the year ended December 31, 1994. Net investment income decreased $2.7 million, or 2%, to $138.5 million in 1993 from $141.2 million in 1992. This decrease resulted from the reduction in the average yield on invested assets from 8.4% for the year ended December 31, 1992, to 7.8% for the year ended December 31, 1993, offset in part by an increase in average invested assets from $1,689.6 million in 1992 to $1,770.9 million for 1993. Average yields have been impacted by declining interest rates throughout 1992 and 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realize investment gains. The 1994 yields were down as a result of an investment in investment partnerships. These partnerships form a fund of funds totalling $23.1 million on December 31, 1994 which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated a loss of $1.9 million in 1994 compared with income of $1.2 million in 1993. Since the date of original investment this investment has experienced a loss of 2.2%, compared to a cash flow equivalent loss of 9.4% had the same amounts been invested at the same time in 10 year treasury bonds, or a .6% gain had the funds been invested in the Standard & Poor's 500.
        NET INVESTMENT GAINS decreased $16.2 million, or 95%, to $.8 million for the year ended December 31, 1994, from $17.0 million for the year ended December 31, 1993. This follows a $3.5 million decrease in 1993 from $20.5 million for the year ended December 31, 1992. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized in 1994 are the result of general portfolio management while those taken in 1993 were to reduce the effects of the statutory losses resulting from surrenders following the reduction of interest crediting rates on certain annuity policies below the "bailout" rate. The gains realized during 1992 were primarily to utilize the tax benefit of capital loss carryforwards. The decision to realize gains or losses lies to a great degree in managements discretion. Unrealized gains (losses) in the company's bond portfolio were ($105.6) million, $81.4 million and $41.5 million as of December 31, 1994, 1993 and 1992, respectively.
        INCOME FROM DISPOSAL OF PRIVATE PLACEMENT SECURITIES was $5.8 million in 1992. During 1988, 1989, and 1990, American purchased private placement securities believed to have a quality rating equivalent to "BBB" by Standard
& Poor's. In 1992 the company engaged an independent firm to review the private placement securities portfolio. That review determined those securities would have been rated "BB" - "B" if they had been rated by S&P when issued and that the total market value of the securities at the time of the report was approximately $5.8 million less than the par value of these securities. On September 21, 1992, an affiliate of the placement agent agreed to purchase the bonds at their par value, which approximated the company's cost. Several of these bonds had been written down in an amount totalling
$2.1 million during 1990, 1991 and 1992 when declines in value were considered to be other than temporary. The effect on 1992 operations of this transaction was a net investment loss of $4.3 million representing the difference between the market value at the time of sale and the GAAP book carrying value of the securities, and $5.8 million of income from disposal of private placement securities representing the amount received in excess of market value. There were no similar transactions in 1994 or 1993.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS decreased
$1.5 million, to $112.3 million in 1994 from $113.8 million in 1993. This decrease results primarily from a reduction in the average interest rate credited on the company's annuity liabilities, from 6.2% as of December 31, 1993 to 5.8% as of December 31, 1994. This decrease was partially offset by an increase in annuity liabilities to $1,971.6 million on December 31, 1994. In 1993, this amount decreased $14.2 million, or 11%, to $113.8 million from $128.0 million in 1992. This decrease resulted primarily from a reduction in the average interest rate credited on annuity liabilities, from 7.1% as of December 31, 1992 to 6.2% as of December 31, 1993. This decrease was partially offset by an increase in annuity liabilities to $1,826.9 million on December 31, 1993, from $1,806.2 million on December 31, 1992.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS decreased $.4 million, to $9.0 million in 1994, from $9.4 million in 1993. Amortization of deferred policy acquisition costs (DAC) associated with gross interest margins increased $4.1 million, to $8.8 million in 1994, from $4.7 million in 1993. Amortization associated with investment gains decreased $4.6 million, to $.2 million in 1994, from $4.8 million in 1993. The 1993 amortization amounts reflect the lowering of interest crediting rates and the resulting increase in the estimates of future expected gross profits and the realization of $17.0 million of investments gains. This follows a decrease of $7.0 million, or 43%, in 1993 from $16.4 million in 1992, primarily due to decreased investment gains, the inclusion of income from disposal of private p lacement securities in the 1992 period and the increase in the estimates of future expected gross profits previously discussed. Acquisition costs incurred in 1994 and deferred into future policy periods were $25.8 million, compared with $18.2 million in 1993 and $14.1 million in 1992.
        GENERAL INSURANCE EXPENSES decreased $1.2 million, or 14%, to $7.6 million in 1994 from $8.8 million in 1993. This decrease is primarily attributable to the deferral of additional expenses related to the acquisition of annuity contracts in 1994. This follows an increase in general insurance expenses of $.1 million in 1993 from $8.7 million in 1992.
        PREMIUM AND OTHER TAXES, LICENSES AND FEES decreased $1.1 million, or 46%, to $1.3 million in 1994 from $2.4 million in 1993 following a decrease of $.1 million, or 4%, in 1993 from $2.5 million in 1992. The above amounts include charges (credits) of approximately ($.4) million, $1.6 million and $1. 8 million for the years 1994, 1993 and 1992, respectively, for nonrecoverable guaranty fund assessments resulting from a significant number of insolvencies that occurred in recent years.
        INTEREST EXPENSE decreased $1.0 million in 1994 following the repayment of all debt in November, 1993, with proceeds from the company's common stock offering. This follows a decrease of $1.4 million to $1.0 million in 1993 from $2.4 million in 1992. This decrease reflects the repayment of debt in 1993.
        INCOME TAX EXPENSE decreased $2.9 million to $5.6 million in 1994 from $8.5 million in 1993. During 1993, income tax expense increased $8.4 million to $8.5 million from $.1 million in 1992. A large portion of the tax on net investment gains realized in 1992 was offset by tax benefits from capital loss carryforwards from 1989 and 1990. These capital loss carryforwards were fully utilized during 1992 resulting in the taxation of the net investment gains realized in 1993 and 1994.
        LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by American be filed with the Kansas Insurance Commissioner.
        The liquidity and requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the years ended December 31, 1994, 1993 and 1992, was $26.6 million, ($91.5) million and ($27.7) million, respectively.
        The increase in net cash provided by annuity contracts without life contingencies in 1994 resulted primarily from a $72.3 million decrease in surrender and death benefits paid from $318.9 million (approximately 16.1% of beginning reserves for future policy benefits) to $246.6 million (approximately 12.3% of beginning reserves for future policy benefits) along with a $45.6 million increase in premiums received from $222.2 million to $267.8 million. The decline in net cash provided by annuity contracts without life contingencies in 1993 resulted primarily from a $115.8 million increase in surrender and death benefits paid from $203.1 million (approximately 11.1% of beginning reserves for future policy benefits) to $318.9 million (approximately 16.1% of beginning reserves for future policy benefits) offset by a $53.5 million increase in premiums received from $168.7 million to $222.2 million. The decline in net cash provided by annuity contracts without life contingencies in 1992 resulted primarily from a $50.5 million decline in premiums received from $219.2 million to $168.7 million, and a $5.8 million increase in surrender and death benefits paid from $197.3 million (approximately 12.6% of beginning reserves for future policy benefits) to $203.1 million (approximately 11.1% of beginning reserves for future policy benefits).
        Net cash provided by the company's operating activities was $130.5 million, $129.7 million and $142.9 million in 1994, 1993 and 1992, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2%, 3% and 7% as of December 31, 1994, 1993 and 1992, respectively). The weighted average duration of the company's investment portfolio was 4.7 years as of December 31, 1994.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's
Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 7 of Notes to Consolidated
Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatman's First National Bank of Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $25,000,000 in the form of a 5-year reducing credit facility. For additional information
regarding this credit agreement, see Note 6 of Notes to Consolidated
Financial Statements.
        As of December 31, 1994, the company owned bonds of 39 issuers in amounts exceeding 10% of stockholders' equity. The book value of such bonds was $546.4 million which represented 29% of the company's invested assets.
See Note 2 of Notes to Consolidated Financial Statements. A default by any one of these issuers could materially adversely affect the results of operations and financial condition of the company. Twenty-six bonds with an aggregate book value of $364.7 million were REMIC Trusts established by government-sponsored enterprises. The remaining $181.7 million of such bonds represent 13 issuers, of which all but one in the amount of $10.1 million are rated investment grade.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 13 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $149.7 million and $151.4 million as of December 31, 1994 and 1993, respectively. Of the amounts, $147.9 million and $149.5 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of SPWL written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. Additionally, the company receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers. See Item 1.(c)(l) Business Done and Intended to be Done-Other Insurance Products.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1992 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1994), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend has continued into 1995. Management believes that surrenders are lower during periods of declining interest rates.
        BOND PORTFOLIO RESTRUCTURING. During 1990, the quoted market values of many non-investment grade bonds substantially decreased. In response to this decrease, the company substantially increased the allowance for credit losses during the third quarter of that year, and completed a significant restructuring of its bond portfolio during 1991.
        During 1994, 1993 and 1992, the company disposed of bonds with book values of $337.7, $374.6 and $673.8 million for net gains (losses) of $(.8) $18.6 and $19.7 million, respectively. In 1993, the company reduced credited interest rates below the "bailout" rates on certain annuity policies and the related surrenders experienced during the "bailout" period resulted in losses on a statutory basis. The company sold securities at gains to restore the statutory surplus lost. The following chart sets forth the reasons that bonds were disposed of, the book value of bonds disposed of and the gains (losses) on dispositions for the years ended December 31, 1994, 1993, and 1992:

                                                                ANALYSIS OF BOND DISPOSITIONS
                                                                   Years Ended December 31,

                                                         1994                            1993                           1992
                                        Book          Gains            Book          Gains             Book          Gains
                                       Value         (Losses)         Value         (Losses)          Value         (Losses)
                                                                         (dollars in millions)
Bonds redeemed by issuer:
    Investment grade............. $     9.3             $.1          $   41.2        $   .7           $  73.7       $     -
    Non-investment grade.........       2.3             (.1)             10.1           1.3              16.7            .5
Bonds sold to avoid further
    losses as a result of
    deteriorated credit
    worthiness:
    Investment grade.............       8.5             (.2)             12.4           (.1)             36.4           (.3)
    Non-investment grade.........       2.0             (.2)              1.8           (.1)             55.1          (5.9)
Bonds sold as part of
    normal portfolio management
    Investment grade.............     315.6             (.4)                -              -                -             -
    Non-investment grade.........         -               -                 -              -                -             -
Bonds sold to utilize tax
    benefit of capital
    losses:
    Investment grade.............         -               -                 -              -             461.4           23.7
    Non-investment grade.........         -               -                 -              -              30.5            1.7
Bonds sold to provide
    statutory capital:
    Investment grade.............         -               -              301.9           16.5                -               -
    Non-investment grade.........         -               -                7.2             .3                -               -
Subtotals:
    Investment grade.............     333.4             (.5)             355.5           17.1            571.5           23.4
    Non-investment grade.........       4.3             (.3)              19.1            1.5            102.3           (3.7)
    Total........................ $   337.7            $(.8)          $  374.6         $ 18.6           $673.8        $  19.7

        In managing the relationship between its assets and liabilities, the company utilizes models which determine the cash flows necessary to meet the expected cash needs on the underlying liabilities under various interest rate scenarios. The company also utilizes these models to determine the dollar value of securities that would need to be sold under each interest rate scenario so as to determine what portion of its investment portfolio needs to be carried on its balance sheet as "available-for-sale." In addition, certain conditions specific to an individual security (such as deterioration in credit quality) may result in a security being carried as "available-for-sale." For a discussion of the impact of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" see Note 1 of Notes to Consolidated Financial Statements.
        The carrying value, estimated market value, unrealized gains, and unrealized losses in non-investment grade bonds owned as of December 31, 1993, and December 31, 1992, were $84.1 million and $78.4 million, respectively, $86.3 million and $74.5 million, respectively, $2.8 million and $.6 million, respectively, and $.6 million and $4.5 million, respectively.
The carrying value and estimated market value of securities which are not actively traded in a liquid market as of December 31, 1993 and December 31, 1992, were $.1 million and $.1 million, respectively. The market values of corporate debt securities rated below investment grade and comparable unrated securities tend to be more sensitive to issuer-specific developments and changes in economic conditions than higher rated securities. Issuers of these securities are often highly leveraged, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. In addition, such issuers may not have other methods of financing available to them, and may be unable to repay debt at maturity by refinancing. The risk of loss due to default in payment of interest or principal by such issuers is significantly greater than with inves tment grade issuers for the previously mentioned reasons and because such securities frequently are subordinated to the prior payment of senior indebtedness. As of December 31, 1993, the carrying value of the company's five largest investment in securities rated non-investment grade by both Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") aggregated $24.3 million, with an approximate market value of $25.2 million, none of which individually exceed $6.0 million. For a list of all investments exceeding 10% of stockholders' equity including those classified as non-investment grade by the company, seeNote 2 of Notes to Consolidated Financial Statements.
        The company's allowance for credit losses was $2.2 million, $2.5 million and $2.5 million on December 31, 1994, 1993 and 1992, respectively.
As of December 31, 1994, December 31, 1993 and December 31, 1992, the book value of non-investment grade bonds were $136.9 million, $84.1 million and $78.4 million, respectively. The amount of non-investment grade bonds held affects the amount of credit risk in the company's portfolio more significantly than do the amounts of investment grade bonds.

Item 8.         Financial Statements and Supplemental Data
____________________________________________________________

                                                                             Page Number
                     Independent Auditors' Report                                  31
                     Consolidated Balance Sheets - as of December 31,
                     1994 and 1993                                               32-33
                     Consolidated Statements of Earnings - for the years
                     ended December 31, 1994, 1993 and 1992                        34
                     Consolidated Statements of Stockholders' Equity
                     for the years ended December 31, 1994, 1993 and
                     1992                                                          35
                     Consolidated Statements of Cash Flows - for the
                     years ended December 31, 1994, 1993 and 1992                36-37
                     Notes to Consolidated Financial Statements - for the
                     years ended December 31, 1994, 1993 and 1992                 38-56

INDEPENDENT AUDITORS' REPORT
__________________________________
To the Board of Directors and Shareholders of AmVestors Financial Corporation
Topeka, Kansas

        We have audited the accompanying consolidated balance sheets of AmVestors Financial Corporation and subsidiaries (the company) as of December 31, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmVestors Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
        As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities in 1994 and Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts in 1993.
/s/Deloitte & Touche LLP
____________________________

Kansas City, Missouri
March 29, 1995

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000's Omitted)

                                                                                                As of December 31,
ASSETS                                                                                          1994                  1993
Investments:
    Debt securities:
      Bonds:
        Held-to-maturity (market $1,145,692 and
         $1,104,914)........................................................                $     1,237,185           1,066,583
        Available-for-sale (cost $621,138 and market
         $705,738)..........................................................                        607,046             662,696
      Preferred stock with mandatory redemption
        requirements, available-for-sale
         (market $177)......................................................                              -                 184
                                                                                                    1,844,231         1,729,463
    Equity securities, available-for-sale:
      Common stock (cost $2,124 and $2,968).................................                            2,325             3,036
      Preferred stock (cost $45 and $662)...................................                               31               876
                                                                                                        2,356             3,912
    Other long-term investments.............................................                           58,773            39,880
    Short-term investments..................................................                              520             1,911
                                                                                                    1,905,880         1,775,166
    Less allowance for credit losses........................................                           (2,231)           (2,500)
                    Total investments.......................................                        1,903,649           1,772,666
Cash and cash equivalents...................................................                           10,621              21,782
Accounts receivable (net of allowance for
    uncollectible accounts of $227 and $348)................................                            2,310                 819
Amounts receivable under reinsurance agreements.............................                          149,656             151,392
Amounts receivable on securities settlements
    in process    ..........................................................                              905               1,203
Accrued investment income...................................................                           29,296              26,544
Deferred policy acquisition costs...........................................                          148,871             128,671
Deferred income taxes.......................................................                           11,136               8,622
Other assets................................................................                            3,577               2,997
                    Total assets............................................                   $    2,260,021           2,114,696

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000's Omitted, except per share data)

                                                                                                     As of December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                            1994                    1993
Liabilities:

    Policy liabilities:
      Future policy benefits................................................                 $      2,148,763            2,005,339
      Other policy liabilities..............................................                            2,983                4,948
                                                                                                    2,151,746            2,010,287
    Amounts due on securities settlements in process........................                              274                  -
    Accrued expenses and other liabilities..................................                            3,805                4,064
                     Total liabilities......................................                        2,155,825            2,014,351
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized-
      2,000,000 shares......................................................                                -                  -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 10,034,742 shares
      in 1994 and 10,142,842 shares in 1993.................................                           12,769               12,907
    Paid in capital.........................................................                           63,499               64,612
    Unrealized investment gains (losses)(net of
      deferred policy acquisition cost amortization
       expense (benefit) of $(3,476) and $-0- and deferred
        income tax expense (benefit) of $(2,616) and $548)..................                          (7,813)                1,064
    Retained earnings.......................................................                          38,876                25,183
                                                                                                     107,331               103,766
    Less leveraged employee stock ownership trust
      (LESOP)        .......................................................                          (3,135)              (3,421)
                     Total stockholders' equity.............................                         104,196              100,345
                     Total liabilities and stockholders'
                      equity................................................                      $2,260,021            2,114,696

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's Omitted, except per share data)

                                                                             For the Year Ended December 31,
                                                                                    1994           1993           1992
Revenue:
    Insurance premiums and policy charges..........................             $  6,331            6,594         7,545
    Net investment income..........................................              142,009          138,539       141,155
    Net investment gains...........................................                  803           17,049        20,521
    Income from disposal of private placement
      securities...................................................                    -                 -        5,821
    Other revenue..................................................                   557             341           666
            Total revenue..........................................              149,700          162,523       175,708
Benefits and expenses:
    Benefits, claims and interest credited to
      policyholders................................................              112,310          113,848       128,049
    Amortization of deferred policy acquisition
      costs........................................................                9,026            9,436        16,409
    General insurance expenses.....................................                7,587            8,830         8,694
    Premium and other taxes, licenses and fees.....................                1,252            2,395         2,519
    Other expenses.................................................                  239              265           276
            Total benefits and expenses............................              130,414          134,774       155,947
    Operating earnings.............................................               19,286           27,749        19,761
    Interest expense...............................................                    -              994         2,443
    Earnings before income tax expense and
      extraordinary item...........................................               19,286           26,755        17,318
    Income tax expense.............................................                5,593            8,564           118
    Earnings before extraordinary item.............................               13,693           18,191        17,200
    Extraordinary item: Loss on early
      extinguishment of debt (net of income tax
      benefit of $100 and $196)....................................                    -             (213)         (382)
    Net earnings...................................................              $13,693           17,978        16,818
Earnings per share of common stock:
    Primary:
      Earnings before extraordinary item...........................               $ 1.32             2.62          2.94
      Extraordinary item...........................................                    -             (.03)         (.07)
      Net earnings.................................................               $ 1.32             2.59          2.87)
    Fully diluted:
      Earnings before extraordinary item...........................               $ 1.32             2.49          2.62
      Extraordinary item...........................................                    -             (.03)         (.06)
      Net earnings.................................................               $ 1.32             2.46          2.56)
Average share outstanding:
    Primary........................................................               10,341            6,860         5,770
    Fully diluted..................................................               10,341            7,315         6,567

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)

                                                                         Unrealized  Retained
                                                                          investment earnings
                                           Common         Paid-in           gains    (accum.     Treasury
                                            stock         capital          (losses)  deficit)     stock        LESOP         Total
Balance as of January 1, 1992........       $7,812         41,152          (858)     (9,099)      (6,855)      (1,388)       30,936
Net earnings.........................            -              -             -      16,818            -            -        16,818
Decrease in unrealized
 investment losses...................            -              -            49            -           -            -        49
Cash dividends to stockholders
 ($2.00 per share on preferred
 stock)..............................            -              -             -        (278)           -            -        (278)
Issuance of common stock:
 upon exercise of options............           75            235             -            -           -            -        310
 upon sale to LESOP..................          299          2,201             -            -           -       (2,500)        -
Issuance of preferred stock..........            -            988             -            -           -            -        988
Issuance of warrants.................            -            440             -            -           -            -        440
Allocation of LESOP shares...........            -              -             -            -           -          200        200
Balance as of December 31, 1992  .           8,186         45,016          (809)       7,441      (6,855)      (3,688)    49,463
Net earnings.........................            -              -             -       17,978           -            -     17,978
Decrease in unrealized
 investment losses...................            -              -         1,873            -           -            -      1,873
Cash dividends to stockholders
 ($1.50 per share on preferred
 stock)..............................            -              -             -        (236)           -            -        (236)
Cash paid on reverse stock
 split...............................            -           (25)             -            -           -            -        (25)
Issuance of common stock:
 upon completion of stock
 offering............................        4,392         25,014             -            -           -            -      29,406
 upon exercise of options............          290          1,704             -            -           -            -       1,994
 upon conversion of preferred
  stock..............................          729          (557)             -            -           -            -        -
Retirement of treasury stock.........         (690)       (6,165)             -            -      6,855             -        -
Repurchase of warrants on debt
 payment.............................            -          (375)             -            -           -            -        (375)
Allocation of LESOP shares...........            -              -             -            -           -          267        267
Balance as of December 31, 1993......       12,907        64,612          1,064        25,183          -       (3,421)    100,345
Net earnings.........................            -              -             -      13,693            -            -      13,693
Cumulative effect of adoption
 of SFAS 115.........................            -              -        19,613            -           -            -        19,613
Increase in unrealized invest-
 ment losses.........................            -              -    (28,490)              -           -            -       (28,490)
Remaining offering costs.............            -          (135)             -            -           -            -        (135)
Redemption stockholders rights
 plan................................            -          (101)             -            -           -            -        (101)
Issuance of common stock:
 upon exercise of options............           28            133             -            -           -            -        161
Tax effect exercise of options.......            -             10             -            -           -            -         10
Purchase of treasury shares..........            -              -             -            -      (1,186)           -     (1,186)
Retirement of treasury stock.........         (166)        (1,020)             -            -      1,186            -        0
Allocation of LESOP shares...........            -              -             -            -           -          286        286
Balance as of December 31, 1994.           $12,769         63,499         (7,813)        38,876        0       (3,135)   104,196

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents

                                                                                       (000's Omitted)
                                                                                For the Year Ended December 31,
                                                                                    1994              1993              1992
Operating Activities:
    Net earnings...................................................            $   13,693           17,978       16,818
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Interest credited to policyholders.........................               114,871          116,942      132,160
        Amortization of (discounts) premiums on debt
            securities, net........................................                (2,347)          (1,905)        (937)
        Amortization of deferred policy acquisition
          costs....................................................                 9,026            9,436       16,409
        Net investment (gains) losses..............................                  (803)         (17,049)     (20,521)
        Accrued investment income..................................                (2,752)          (2,366)        (872)
        Deferred income taxes......................................                   651            4,635        (2,405)
        Other, net.................................................                (1,830)           1,982         2,235
            Net cash provided by operating activities..............               130,509          129,653       142,887
Investing Activities:
    Purchases of securities:
      Held-to-maturity.............................................              (242,464)        (578,918)     (845,211)
      Available-for-sale...........................................              (332,647)               -             -
    Proceeds from sale of securities:
      Held-to-maturity.............................................                 8,302          341,498       581,342
      Available-for-sale...........................................               319,846                -             -
    Proceeds from maturity or redemption
     of securities:
      Held-to-maturity.............................................                 35,375          184,280      231,060
      Available-for-sale...........................................                 86,973                -            -
    Other long-term investment, net................................                (20,215)         (20,326)      (1,709)
    Short-term investments, net....................................                  1,392             (487)        (677)
    Capitalization of deferred policy
      acquisition costs............................................                (25,750)         (18,212)     (14,076)
    Other, net.....................................................                   (413)            (497)         163
            Net cash used in investing activities..................               (169,601)         (92,662)     (49,108)
Financing Activities:
    Premiums received..............................................                267,802          222,177      168,657
    Surrender and death benefits paid..............................               (246,632)        (318,880)    (203,134)
    Surrender and risk charges collected...........................                  5,409            5,161        6,768
    Securities settlements in process..............................                    573          (25,609)      14,070
    Payments on notes payable......................................                      -          (19,918)      (9,000)
    Issuance of common stock.......................................                     27           31,400        2,810
    Purchase of LESOP stock........................................                      -                -       (2,500)
    Other, net.....................................................                    752           (2,590)        (492)
            Net cash provided by (used in)
             financing activities..................................                 27,931         (108,259)     (22,821)
Increase (Decrease) in Cash and Cash Equivalents...................                (11,161)         (71,268)      70,958
Cash and Cash Equivalents:
    Beginning of year..............................................                 21,782           93,050       22,092
    End of year....................................................               $ 10,621           21,782       93,050

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
Increase (Decrease) in Cash and Cash Equivalents

                                                                                (000's Omitted)
                                                                               For the Year Ended December 31,
                                                                                    1994              1993              1992
Supplemental schedule of cash flow information:
    Income tax payments............................................            $    6,150            3,204            2,242
    Interest payments..............................................            $       -             1,071            1,671
    Change in net unrealized investment gains
      (losses) on available-for-sale securities....................            $  (56,823)               -                -
    Less: Associated reduction in amortization
             of deferred policy acquisition costs..................                16,221                -                -
             Deferred income tax benefit...........................                13,177                -                -
    Net change in net unrealized gains (losses)
      on available-for-sale securities.............................            $  (27,425)               -                -

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1994, 1993 and 1992
1.    Summary of Significant Accounting Policies:
_________________________________________________
A. PRINCIPLES OF CONSOLIDATION:
        The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Investment Group, Inc. (AIG) and Omni-Tech Medical, Inc. (Omni-Tech), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B. INVESTMENTS:
        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Beginning in 1994, debt securities available-for-sale are carried at estimated market value, with any unrealized gains or losses recorded in stockholders' equity. In 1993, debt securities classified as available-for-sale were carried at the lower of aggregate cost or estimated market value, with any unrealized loss recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisors. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        An allowance for credit losses has been recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the investment assets, which may occur in the future due to conditions unknown to management at this time. Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance.
        Investments in common stock and non-redeemable preferred stock are carried at market.
        The cost of securities sold is determined on the identified certificate basis.
                Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partnerships' estimated market value with any unrealized gains or losses recorded in net investment income.
C. FAIR VALUE OF FINANCIAL INSTRUMENTS:
        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
______________________________________________________________
    The carrying values and estimated fair values of the company's financial instruments as of December 31, 1994 and 1993 were as follows:

                                                         (000's Omitted)
                                                        As of December 31,
                                                           1994                              1993
                                            Carrying                   Fair       Carrying              Fair
                                              Value                   Value         Value               Value
Assets:
    Debt securities. . . . . . . . .      1,844,231                1,752,738      1,729,463           1,810,829
    Equity securities. . . . . . . .          2,356                    2,356          3,912               3,912
    Other long-term investments. . .         58,773                   58,536         39,880              40,215
    Short-term investments. . . . .             520                      520          1,911               1,911
    Cash and cash equivalents. . . .         10,621                   10,621         21,782              21,782
    Amounts receivable on securities
     settlement in process. . . . . . .         905                      905          1,203               1,203
    Accounts receivable and accrued
     investment income. . . . . . . . .      31,606                   31,606         27,363              27,363
Liabilities:
    Future policy benefits - investment
     contracts. . . . . . . . . . . . .   1,917,066                1,799,090      1,789,109           1,672,754
    Other policy liabilities. . . . . .       2,983                    2,983          4,948               4,948
    Amounts due on securities
     settlements in process. . . . . .          274                      274              -                   -
    Accrued expenses and other
     liabilities. . . . . . . . . . . .       3,805                    3,805          4,064               4,064

        DEBT SECURITIES - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
        EQUITY SECURITIES - Fair value equals the carrying value as these securities are carried at quoted market value.
        OTHER LONG-TERM INVESTMENTS - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
        SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet approximate the assets' fair value.
        AMOUNTS RECEIVABLE ON SECURITIES SETTLEMENTS IN PROCESS - The
carrying amount reported in the balance sheet approximates the fair value of this asset.
        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - The carrying amounts reported in the balance sheet approximate fair value.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was c alculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
______________________________________________________________
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
D. DEFERRED POLICY ACQUISITION COSTS:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January 1, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Determination of expected gross profits includes the best estimate of certain elements over the life of the contracts, including anticipated excess investment income, surrender charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by management, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience indicates that the estimates should be revised.
        Net investment gains realized in 1994, 1993 and 1992 resulted in the company experiencing investment margins greater than those estimated. As a result, $203,940, $4,790,523 and $8,691,521 of the unamortized balance of deferred policy acquisition costs were expensed in 1994, 1993 and 1992, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
E. FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 4% to 9% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
F. PARTICIPATING POLICIES:
        The company issued participating policies in past years on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
______________________________________________________________
G. DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
H. INCOME TAXES:
        The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
I. EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings (reduced by preferred dividend requirements in 1993 and 1992) by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants, calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible preferred stock outstanding during 1992. During 1993, 573,332 common shares were issued upon conversion of $4,300,000 of Series B Convertible Preferred Stock. Had this conversion occurred on January 1, 1993, primary earnings per share would have been $2.46 for 1993. During 1993, 1,646,883 shares of common stock were sold to retire debt in the amount of $14,030,289. Had this sale and the corresponding retirement of debt occurred on January 1, 1993, primary earnings per share would have been $2.25 for 1993.
J. CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
K. NEW ACCOUNTING STANDARDS:
        Effective January 1, 1994, the company adopted to provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for certain investments in debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale, or trading categories. The cumulative effect of the adoption of this Statement was an increase in stockholder's equity of $19,612,653 (net of related amortization of deferred policy acquisition costs of $12,745,031 and deferred income tax expense of $10,560,659), representing the aggregate excess fair value over cost for those securities included in the available-for-sale category, net of associated amortization of deferred policy acquisition costs and deferred income tax expense. Net earnings for the period ended December 31, 1994 were not affected by the adoption of this Statement.
        Effective May 1993, the company adopted the provisions of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" and restated the financial statements of prior years to report amounts ceded to reinsurers separately as assets in the respective consolidated balance sheets. Adoption of this standard increased total assets and liabilities by $148,626,459 and $150,635,000 as of December 31, 1994 and 1993, respectively.
        L. RECLASSIFICATIONS:
  Certain reclassifications have been made to conform prior years' financial statements to the December 31, 1994, presentation.

2. Investments:
A summary of investment income is as follows:

                                                                                 (000's Omitted)
                                                                             For the Year Ended December 31,
                                                                                    1994              1993           1992
Debt securities....................................................            $    142,469            136,533     139,089
Equity securities..................................................                      50                 76          89
Other long-term investments........................................                     486              3,096       1,972
Short-term investments.............................................                     830                931       2,083

                                                                                    143,835            140,636     143,233
Less investment expenses...........................................                   1,826              2,097       2,078
Net investment income..............................................            $    142,009            138,539     141,155
Net investment gains (losses)
    Debt securities................................................            $       (533)            18,486      23,560
    Equity securities..............................................                   1,335               (274)         11
    Other  ........................................................                       1             (1,163)     (3,050)
Net investment gains (losses)......................................            $        803             17,049      20,521

        Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy that yield in excess of the S&P 500 Index may be obtained. The partnerships are carried at an amount equal to the company's share of the partnerships' estimated market value with related unrealized gains and losses recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially effect the company's earnings for any given period.
        The maturity of the company's debt and equity securities portfolio as of December 31, 1994 was as follows:

                                                                               (000's Omitted)
                                                                              As of December 31, 1994
                                                            Held-to-maturity                            Available-for-sale
                                                                         Estimated                                        Estimated
                                                       Book                Market                   Book                     Market
                                                      Value                Value                   Value                     Value
Debt Securities:
 Bonds:
 One year or less                                 $           999                1,003                  23,580               22,232
 Two years through five years                             195,835              187,900                 159,075              158,308
 Six years through ten years                              892,544              823,583                 319,157              311,431
 Eleven years and after                                   147,807              133,206                 119,326              115,075
                                                        1,237,185            1,145,692                 621,138              607,046
Equity securities                                              -                    -                    2,169                2,356
                                                     $  1,237,185             1,145,692                623,307              609,402

        These tables include mortgage-backed securities based on the estimated future cash flows of the underlying mortgages.

_________________________
        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of December 31, 1994, and 1993 were as follows:

                                                                                                (000's Omitted)

                                                                                                                           Estimated
                                                                        Book           Unrealized        Unrealized          Market
                                                                       Value             Gains             Losses            Value
           December 31, 1994
          __________________
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade....................................              $  792,746             1,160            62,907           730,999
  High-yield..........................................                 135,698               108             9,267           126,539
                                                                       928,444             1,268            72,174           857,538
  U.S. Treasury obligations...........................                   3,618                 -               319             3,299
  Mortgage-backed securities..........................                 305,123                 1            20,269           284,855
  Bonds held-to-maturity..............................               1,237,185             1,269            92,762         1,145,692
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade....................................                 253,055             1,005             5,633          248,427
  High-yield..........................................                   1,218                 -                 8            1,210
                                                                       254,273             1,005             5,641          249,637
  Mortgage-backed securities..........................                 366,865               590            10,046          357,409
  Bonds available-for-sale............................                 621,138             1,595            15,687          607,046
  Total bonds.........................................               1,858,323             2,864           108,449        1,752,738
Equity securities available-for-sale..................                   2,169               417               230          2,356
                                                                    $1,860,492             3,281           108,679       1,755,094
          December 31, 1993
      _______________________

Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade....................................              $  776,905            32,703             3,480          806,128
  High-yield..........................................                  84,063             2,799               559           86,303
                                                                       860,968            35,502             4,039          892,431
  U.S. Treasury obligations...........................                   3,631                14                 5             3,640
  Mortgage-backed securities..........................                 201,984             6,905                46           208,843
  Bonds held-to-maturity..............................               1,066,583            42,421             4,090         1,104,914
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade....................................                  198,636            19,943                 -         218,579
  U.S. Treasury obligations...........................                    9,954                12                 -           9,966
  Mortgage-backed securities..........................                  454,106            23,087                 -         477,193
  Bonds available-for-sale............................                  662,696            43,042                 -        705,738
  Total bonds.........................................                1,729,279            85,463             4,090      1,810,652
Preferred stock with mandatory
  redemption requirements.............................                      184                 -                 7            177
Equity securities.....................................                    3,630               795               513          3,912
                                                                    $ 1,733,093            86,258             4,610       1,814,741

_________________________
        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

                                                                       (000's Omitted)
                                                                   Accumulated                                Estimated
                                                      Original        Write-                 Carrying          Market
                                                        Cost           downs                  Value             Value
December 31, 1994                                     $9,535             7,814               1,721             1,721
December 31, 1993                                     $7,611             7,582                  29                76

        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
        The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of December 31, 1994, and December 31, 1993 were as follows:

                                                                                (000's Omitted)
                                                                                                                     Estimated
                                                                       Book        Unrealized        Unrealized      Market
               December 31, 1994                                      Value          Gains             Losses         Value
Government agency mortgage-backed securities:
    Planned amortization classes................................$     75,557                12          5,614         69,955
    Targeted amortization classes and accretion
     directed classes...........................................       7,729                -             319         7,410
    Pass-throughs...............................................          40                2              -             42
          Total government agency mortgage-backed
           securities...........................................      83,326                14          5,933        77,407
Government sponsored enterprise mortgage-backed
 securities:
    Planned amortization classes................................     410,313               104         15,852       394,565
    Sequential classes..........................................      19,705                -           1,087        18,618
    Pass-throughs...............................................         299                -               2           297
          Total government sponsored enterprise
           mortgage-backed securities...........................     430,317               104         16,941       413,480
Other mortgage-backed securities:
    Planned amortization classes................................      22,686                22            745        21,963
    Sequential classes..........................................     125,100               451          5,345       120,206
    Pass-throughs...............................................          13                -              -             13
    Subordinated classes........................................      10,546                -           1,351         9,195
    Total other mortgage-backed securities. . . . . . . .  .         158,345               473          7,441       151,377
Total mortgage-backed securities............................... $    671,988               591         30,315       642,264

______________________

(000's Omitted)
                                                                                                                    Estimated
                                                                       Book        Unrealized        Unrealized      Market
               December 31, 1993                                      Value          Gains             Losses         Value
Government agency mortgage-backed securities:
    Planned amortization classes................................$    104,528             5,064             -         109,592
    Targeted amortization classes and accretion
     directed classes...........................................       7,646               436             -           8,082
    Sequential classes..........................................      37,220             1,171             -          38,391
    Pass-throughs...............................................          60                6              -              66
          Total government agency mortgage-backed
           securities...........................................     149,454             6,677             -         156,131
Government sponsored enterprise mortgage-backed
 securities:
    Planned amortization classes................................     340,328            17,588             -         357,916
    Sequential classes..........................................       5,612                58             -           5,670
    Pass-throughs...............................................         428                30             -             458
          Total government sponsored enterprise
           mortgage-backed securities...........................     346,368            17,676             -         364,044
Other mortgage-backed securities:
    Planned amortization classes................................      47,887               983             31         48,839
    Sequential classes..........................................     101,852             4,306             15        106,143
    Pass-throughs..............................................           19                 1              -             20
    Subordinated classes........................................      10,510               349              -         10,859
          Total other mortgage-backed securities...............      160,268             5,639             46        165,861
Total mortgage-backed securities............................... $    656,090            29,992             46        686,036

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-b acked pass-through securities and sequential classes, which comprised 21.6% and 22.1% of the carrying value of the company's mortgage-backed securities as of December 31, 1994 and December 31, 1993, respectively, are sensitive to this prepayment risk.

_______________________
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 76.8% and 76.3% of the carrying value of the company's mortgage-backed securities as of December 31, 1994 and December 31, 1993, respectively. The company does not invest in support class securities or principal-only ("PO") and interest-only ("IO") strips.
        As of December 31, 1994, 76.4% of the company's mortgage-backed securities were issued by either government agencies or government sponsored enterprises, compared to 75.6% as of December 31, 1993. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of four issues, with a carrying value of $15,186,000 as of December 31, 1994, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.
        The following investments held as of December 31, 1994, exceeded ten percent of stockholders' equity:

(000's Omitted)
As of December 31,
                                                                            1994                             1993

                                                                       Book           Estimated         Book        Estimated
                                                                      Value             Market         Value          Market
10% of Stockholders' Equity.....................................     $ 10,420                          10,035
Bonds:
Ashland Oil, Inc., various interest rates
        and due dates through 2004..............................     $ 13,731            13,383
CBC Holdings, Inc., 10.33%, due 08-1997.........................       16,395            16,110         16,598        17,057
Countrywide Funding Corp, various interest
        rates and due dates through 2023........................       16,733            14,811         12,127        12,145
D&P CBO Partners & Corporation, 9.93%,
        due 01-1995.............................................       13,033            13,038         14,999        15,095
FHLMC 1142 G, 7.95%, due 06-2000................................       12,725            12,582         14,935        15,403
FHLMC 1295,J 7.5%, due 11-2005..................................       14,678            13,938         14,676        15,586
FHLMC1435 G, 7%, due 10-2000....................................       13,784            13,233
FHLMC 1496 G, 4%, due 05-2003...................................       11,780            11,555
FHLMC 1497 D, 6.4%, due 01-2003.................................       12,738            12,441
FHLMC 1538 H, 6.5%, due 04-2007.................................       13,726            13,055
FHLMC 1564 G, 6.25%, due 02-2003................................       12,996            12,447
FHLMC 1698 G, 6%, due 06-2003...................................       13,725            13,050
FHLMC 1701 PG, 6.25%, due 10-2002...............................       13,704            12,903
FHLMC 1693 G, 6%, due 04-2003...................................       13,649            13,008
FNMAREMIC 90 138 G P11, 8.5%, due 01-1999......................        13,961            13,860         14,039        14,630
FNMAG30 PG, 8.2%, due 03-1997...................................       14,843            14,855         14,816        15,492
FNMA92 24 G P11, 7.5%, due 03-2000..............................       15,251            14,391         15,293        15,492
FNMA92 15H, 6.75%, due 12-2006..................................       15,105            13,111         15,106        15,272
FNMAG 93 G01, 7%, due 02-2003...................................       14,822            13,402         14,815        15,342
FNMA 92 210 H, 6.5%, due 02-2006................................       12,153            11,604
FNMA 92 192 H P11, 6.5%, due 12-2001............................       14,541            13,570         14,489        15,070

_______________________

(000's Omitted)
As of December 31,
                                                                               1994                             1993
                                                                       Book           Estimated         Book        Estimated
                                                                      Value             Market         Value          Market
FNMAG 92 G64 G, 7%, due 11-2002.................................       16,236            14,783         16,221        16,887
FNMAG 92 66 G, 7%, due 01-2003..................................       14,853            13,477         14,849        15,314
FNMAG 93 G02, 7%, due 12-2002...................................       14,803            13,439         14,795        15,319
FNMA 93 85 PH, 6.5%, due 11-2007...............................        11,449            11,088
FNMA 94 34 PG, 6%, due 09-2003..................................       13,697            13,013
FNMA 94 86 PH, 6%, due 07-2005..................................       13,291            12,558
FNMA 94 83 B, 7.5%, due 12-2007...............................         19,177            18,031
FNMA89 65 G, 8.65%, due 01-1998.......................                 12,069            11,955         12,112        12,514
Greentree 94-1, 6.9%, due 05-2002.....................                 14,814            13,758
Hydro Quebec Ser IF, 7.375%, due 02-2003..............                 11,997            11,177
Liberty Mutual Capital Corp, 8.10%, due 01-2005.......                 12,208            10,647         12,292        12,062
Ontario Province, various interest rates
        and due dates through 2004..............................       19,418            18,464
Paramount Communications Inc., 7.5%,
        due 01-2002...................................                 10,665             9,831         10,630        11,110
Prudential Home Mtg 92-A B 31 Sub, 7.85%
        due 09-1995...................................                 10,546             9,195         10,510        10,859
RFC 1992, various interest rates and due
        dates through 1997............................                 19,517            18,772
RTC 1991 6 CL B5, 8.839%, due 02-1997.................                 14,989            14,972         14,985        15,375
Texas Utilities Electric, various interest
        rates and due dates through 2005..............                 10,905            10,309
Three Rivers CBO LP, 9.62% due 10-1998................                 11,710            11,385         11,782        12,072

        The amounts shown as "estimated market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. Losses are recognized in the period they occur based upon specific review of the securities portfolio and other factors.
        The consideration received on sales of debt and equity securities, carrying value and realized gains and losses on those sales were as follows:

                                                                                               (000's Omitted)
                                                                                       For the Year Ended December 31,
                                                                     1994                       1993                    1992
         Consideration received.....................          $          462,138                 393,142                 693,532
         Carrying value.............................                     461,335                 374,584                 673,870
           Net investment gains (losses)............          $              803                  18,558                  19,662
         Investment gains...........................          $            4,268                  18,677                  26,851
         Investment losses..........................                      (3,465)                   (119)                 (7,189)
           Net investment gains (losses)............          $              803                  18,558                  19,662

_______________________
        The above table includes bonds of one issuer which the company had classified as held-to-maturity. These bonds have a book value of $8,507,732 and the sale resulted in a realized loss of $205,526. The decision to sell these bonds was based upon a significant deterioration in the issuer's creditworthiness.
        In addition to the above sales, the company transferred bonds of two issuers from held-to-maturity to available-for-sale as a result of an increase in the risk weights used for regulatory risk-based capital purposes. The book value of these bonds was $16,960,874. Bonds of another issuer with a book value of $1,721,460 were also transferred from held-to-maturity to available-for-sale based upon a significant deterioration in the issuer's creditworthiness.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, equity securities available-for-sale and other long-term investments changed as follows:

(000's) Omitted
Net Unrealized Gains (Losses)
                                                       Debt                    Debt                Equity
                                                    Securities              Securities           Securities          Other Long-
                                                     Held-to-               Available-           Available-              term
                                                     Maturity                for-Sale             for-Sale           Investments
Balance as of January 1, 1992...........    $     45,063                           -                  (858)                  -
1992 Net change.......................            (7,643)                       4,115                   49                   -
Balance as of December 31, 1992....               37,420                        4,115                 (809)                  -
1993 Net Change....................                  911                       38,920                1,091               1,330
Balance as of December 31, 1993....               38,331                       43,035                  282               1,330
1994 Net Change....................             (129,824)                     (57,127)                 (95)             (1,330)
Balance as of December 31, 1994......        $   (91,493)                     (14,092)                 187                   -

        At December 31, 1994 and 1993, investments with statutory carrying values of $1,866,074,033 and $1,736,404,701 respectively, were on deposit with various insurance departments. These amounts exceeded the minimum required deposits by $66,325,834 and $57,640,783 as of December 31, 1994 and 1993, respectively.
3. Related Party Transactions:
______________________________
        On January 22, 1991, the company made a $504,000, 30 year, first mortgage loan on the personal residence of a Director. At the time the loan was made, it represented a loan to value of 80%. This loan originally provided for interest at the rate equal to the cost of funds of the Eleventh District of the Federal Reserve, plus two percent and had a final payment due February 1, 2021. On December 10, 1992 the terms of the loan were renegotiated to provide for interest to be fixed at a rate of 7.5% and a final payment due January 10, 2008. The outstanding principal balances on this loan were $11,815 and $205,059 as of December 31, 1994 and 1993, respectively.

4. Other Assets:
________________

        Other assets consist of the following:                                    (000's Omitted)
                                                                              As of December 31,
         Property and equipment at cost:
           Home office building
            (including land of $352)                                     $      2,152      2,113
           Furniture and equipment                                              3,464      3,328
           Automobiles                                                            115        100

                                                                                5,731      5,541
           Less accumulated depreciation                                        3,336      3,174
                                                                                2,395      2,367
         Other........................................................          1,182        630
                                                                         $      3,577      2,997

5. Reinsurance:
________________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

For the                                                    Ceded to
Year Ended                                  Gross            other        Net
December 31,     Descriptions               amount          companies    amount
   1994     Life insurance
            in force.................... $     330,108       259,200     70,908
            Insurance premiums
             and policy charges......... $       7,308           977      6,331
            Future policy
             benefits................... $   2,148,763       148,575     2,000,188
   1993     Life insurance
            in force.................... $     354,703       280,819       73,884
            Insurance premiums
             and policy charges......... $       7,936         1,342        6,594
            Future policy
             benefits................... $   2,005,339       150,500      1,854,839
   1992     Life insurance
            in force.................... $     384,179       306,506         77,673
            Insurance premiums
             and policy charges......... $       9,312         1,767          7,545
            Future policy
             benefits................... $   1,984,013      150,194         1,833,819

        The company had amounts receivable under reinsurance agreements of $149,656,094 and $151,392,088 as of December 31, 1994, and December 31, 1993,
respectively. Of the amounts, $147,949,099 and $149,468,739 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block.

_______________________

         The following table identifies the components of the amounts receivable from ERC:

                                                                        (000's Omitted)
                                                                        As of December 31,
                                                                       1994       1993


         Reserve for future policy benefits                         $      146,919        148,712
         Reimbursement for benefit payments.......................           1,030            757

                                                                    $      147,949        149,469

6. Credit Agreement:
____________________
        On December 29, 1994, the company entered into a credit agreement with The First National Bank of Chicago (First Chicago) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $25,000,000 in the form of a 5-year reducing revolving credit facility. The company has agreed to pay a commitment fee of .25% per annum on the unused portion of the commitment. Borrowings under this agreement may be used for general corporate purposes.
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base rate announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, or (ii) a Eurodollar rate plus a margin ranging from 1.00% to 1.25%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American, minimum capital, surplus and asset valuation reserve of American and to maintain a maximum debt to equity(including indebtedness) ratio.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases, and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
        At December 31, 1994, there had been no borrowings under this agreement.
7. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed ten percent of covered compensation. The company made no contributions to the plan during the three years ended December 31, 1994.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had unpaid principal balances of $3,336,038 and $3,639,922 as of December 31, 1994 and 1993, respectively.
        Each year, the company makes contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock is allocated to participating employees. Of the 368,079 shares of the company's common stock now owned by the LESOP, 99,704 shares have been allocated to the
________________________________
participating employees with the remaining 268,375 shares held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Contributions to the LESOP during December 31, 1994, 1993 and 1992 were $285,565, $266,886 and $200,226, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must have reached the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        As of December 31, 1994, five of the company's directors qualified for benefits under the plan. A liability in the amount of $521,180, representing the present value of future benefits, has been established. Charges (credits) to earnings relating to the plans were
        ($40,244), $(3,282) and $564,706, for the years ended December 31,
1994, 1993 and 1992, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the year ended December 31, 1994 and 1993, were $215,664 and $213,059, respectively.
8. Stockholders' Equity:
________________________
        Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1994, surplus profits of American were $12,996,673 and 10% of statutory capital and surplus was $8,752,120. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $100,000 each. As of December 31, 1994 and 1993 American's statutory capital and surplus was $87,521,204 and $87,146,052, respectively. Statutory net income (loss) for the years 1994, 1993 and 1992 was $4,167,120, ($1,469,786) and $1,853,297, respectively.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.
        This permitted accounting practice increased statutory surplus as of December 31, 1992, by $8,167,587. Gains and losses for years subsequent to 1992 are recorded in accordance with prescribed statutory accounting practices.
_________________________________
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. The options granted under the 1989 Nonqualified Plan will cover the same number of shares and have the same exercise price as the cancelled options, and none of such options may be exercised beyond ten years from the original date of grant of the cancelled option. A total of 859,837 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
         Changes during the years were as follows:

                                                                                   For the Year Ended December 31,
                                                                              1994                    1993                  1992
         Options outstanding, beginning
          of year......................................                 816,107                 757,340                 797,632
         Options granted...............................                  95,000                 413,000                 81,574
         Options exercised.............................                 (22,200)               (227,561)                (58,264)
         Options expired...........................                     (29,070)               (126,659)                (63,602)
         Options cancelled........................                            -                     (13)                      -
         Options outstanding, end of year.........                      859,837                 816,107                 757,340
         Outstanding options exercisable
          at end of year..........................                      764,837                 403,107                 675,766
         Options reserved for future grants
          at end of year..........................                      132,247                 145,677                   3,802
         Option prices per share:
            Exercised, during the year............                     $5.31-$7.50              $4.84-$9.60              $5.31
            Outstanding, end of year..............                     $4.84-$12.66             $4.84-$13.75           $4.84-$13.75

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

                                                                      For the Year Ended December 31,
                                                                      1994                           1993
         Rights outstanding, beginning of year.....................    30,000                        60,000
         Rights granted............................................         -                             -
         Rights exercised..........................................         -                       (30,000)
         Rights expired............................................   (30,000)                            -
         Rights cancelled..........................................         -                             -
         Rights outstanding, end of year...........................       -0-                        30,000
         Rights reserved for future grants .......................      5,000                         5,000

_________________________________
        The company recorded compensation expense relating to stock appreciation rights of
$-0-, $1,875 and $121,875, for the years ended December 31, 1994, 1993, and
1992, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with its bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

                      Warrant                     Issue                Number              Exercise         Expiration
                       Holder                      Date              of Shares              Price              Date
          Morgan Guaranty                        12/8/88               75,000              $  3.9688          12/9/98
                                                 4/30/92               95,002                 6.3855          5/1/02
                                                                     __________

                                                                       170,002
                                                                     __________

9. Stockholders' Rights Plan:
______________________________
        On June 30, 1994, the company's Board of Directors voted to repeal the 1988 Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price. Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.
10. Income From Disposal of Private Placement Securities
_____________________________________________________
        Income from disposal of private placement securities was $5.8 million in 1992. During 1988, 1989, and 1990, American purchase private placement securities believed to have a quality rating equivalent to "BBB" by S&P. In 1992, the company engaged an independent firm to review the private placement portfolio. That review determined those securities would have been rated "BB"-"B" if they had been rated by S&P when issued and that the total market value of the securities at the time of the report was approximately $5.8 million less than the par value of these securities. On September 21, 1992, an affiliate of the placement agent agreed to purchase the bonds at their par value, which approximated the company's cost. Several of these bonds had been written down in an amount totalling $2.1 million during 1990, 1991 and 1992 when declines in value were considered to be other than temporary. The effect on 1992 operations of this transaction was a net investment loss of $4.3 million representing the difference between the market value at the time of the sale and the GAAP book carrying value of the securities, and $5.8 million of income from the disposal of private placement securities, representing the amount received in excess of market value. There were no similar transactions in 1994 or 1993.

11. Other Revenue:
_________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received in 1994, 1993 and 1992 was $129,972, $136,912 and $143,370, respectively.
        During 1993 and 1992, the company received amounts of $51,000 and $472,000, respectively representing recoveries of amounts paid during 1991 as a result of the settlement of legal claims which resulted from agent fraud.
12. Income Taxes:
________________
        The provision for income taxes charged to operations was as follows:

    (000's Omitted)
   For the Year Ended December 31,

                                                                                   1994                1993       1992
Current income tax expense.........................................              $   4,943            4,477      2,523
Deferred income tax expense (benefit)..............................                    650            4,087     (2,405)
    Total income tax expense (benefit).............................              $   5,593            8,564        118

        The net deferred tax asset was comprised of the following:

                                                     (000's Omitted)
                                                    For the Year Ended
                                                        December 31,
                                                   1994            1993
         Gross deferred tax assets:
          Investments                             $   7,178       2,359
          Accrued investment income                       -          10
          Property and equipment                        341         107
          Other assets                                   11           2
          Reserves for future policy benefits       107,448     101,816
          Accrued expenses and other liabilities      1,828       1,943
                                                    116,806     106,237
       Gross deferred tax liabilities:
          Investments                             $   1,011       2,299
         Accounts receivable                         51,940      51,098
         Accrued investment income                      193           -
         Deferred policy acquisition costs           49,653      41,807
         Policy and contract claims                     279         101
                                                    103,076      95,305
                                                     13,730      10,932
         Less valuation allowance                    (2,594)     (2,310)
         Net deferred tax asset                   $  11,136       8,622

________________________

        The actual tax expense (benefit) for each year differs from the "expected" tax expense (computed by applying the Federal tax rate of 35% to earnings before income taxes) as follows:

                                                                                   (000's Omitted)
                                                                                  For the Year Ended December 31,
                                                                                   1994                1993         1992
Expected tax expense...............................................             $    6,750              9,091        5,873
State income tax...................................................                    254                201           45
Tax exempt municipal bond interest and dividends
received deductions................................................                      -                  -           (2)
Capital loss carryforward..........................................                      -                  -       (6,130)
Book/tax capital difference on bond dispositions...................                      -                  -          (225)
Operating loss carryforward not tax effected.......................                      -                  -             -
Stock options exercised............................................                      -                  -           (92)
Change in valuation allowance on future
    deductions.....................................................                   (153)              (470)       1,238
Change in valuation allowance on capital loss
    temporary differences..........................................                   (597)              (555)        (638)
Change in expected tax rate on future
    deductions.....................................................                   (321)                 -             -
Change in other net temporary differences, not
    previously tax effected........................................                   (340)                297           49
Actual income tax expense (benefit)................................                $  5,593              8,564          118

    Deferred income taxes are provided for the tax effects of transactions that are reported in different periods for financial reporting and tax return purposes. The primary components of the deferred income tax provision are as follows:

                                                                                 (000's Omitted)
                                                                               For the Year Ended December 31,
                                                                                   1994            1993         1992
Investments........................................................                $     (692)       938        (2,545)
Accounts receivable................................................                       842       4,447        1,531
Accrued investment income..........................................                       204         (10)           -
Deferred policy acquisition costs..................................                    6,629        2,488       (1,776)
Property and equipment.............................................                     (234)        (107)           -
Other assets.......................................................                       (9)         (1)            -
Future policy benefits.............................................                    (5,632)     (2,485)      (1,893)
Policy and contract claims.........................................                       178           -           32
Accrued expenses and other liabilities.............................                       114        (440)        (807)
Operating loss carryforward........................................                         -         282         (282)
Valuation allowance on future deductions and
    capital loss differences.......................................                      (750)     (1,025)       3,335
    Deferred income tax expense (benefit)..........................                $      650       4,087       (2,405)

        As of December 31, 1994, the company had no capital loss carryforwards available to offset future realized investment gains.
13. Commitments and Contingencies:
________________________________
        The company's insurance subsidiary is subject to state guaranty association assessments in all states in which it is admitted. Generally these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to guaranty fund assessments impacted 1994, 1993 and 1992 income before taxes by approximately $(368,000), $1,594,000 and $1,834,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
14. Quarterly results (Unaudited):
________________________________
        The company's quarterly results are set forth in the following table:

                                                                           (000's Omitted, except per share data)
                                                                              1994 Quarter Ended
                                                                       March 31          June 30         Sept. 30      Dec. 31
Total revenue...........................................          $     37,491            35,954         37,519       38,188
Earnings before income taxes............................          $      5,412             3,771          4,833        5,270
Income tax expense......................................                 1,840             1,282          1,628        843
Net earnings............................................          $      3,572             2,489          3,205        4,427
Per share of common stock:
    Primary:
          Net earnings..................................          $        .34               .24            .31          .43
    Fully diluted:
          Net earnings..................................          $        .34               .24            .31          .43
                                                                                  1993 Quarter Ended
                                                                      March 31          June 30         Sept. 30      Dec. 31
Total revenue...........................................          $     45,927            39,359         38,336        38,901
Earnings before income taxes and extra-
    ordinary item.......................................          $      7,843             5,163          6,990         6,743
Income tax expense......................................                 2,353             1,549          2,497         2,149
Net earnings before extraordinary item..................                 5,490             3,614          4,493         4,594
Extraordinary item......................................                     -                 -              -          (213)
Net earnings............................................          $      5,490             3,614          4,493         4,381
Per share of common stock:
    Primary:
          Net earnings before extraordinary item..........        $        .84               .55            .69           .57
          Extraordinary item............................                     -                 -              -          (.03)
          Net earnings..................................          $        .84               .55            .69           .54
    Fully diluted:
          Net earnings before extraordinary item........          $        .78               .52            .65           .54
          Extraordinary item............................                     -                 -              -          (.02)
          Net earnings..................................          $        .78               .52            .65           .52

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure
        There have been no disagreements on accounting and financial disclosure within the twenty-four months prior to the date of the most recent financial statements.
PART III

Item 10.          Directors and Executive Officers of the Registrant
______________________________________________________________

        The information set forth under the caption "Proposal A. Election of Directors" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1995, is incorporated herein by reference.
Item 11.          Executive Compensation
_________________________________

        The information set forth under the caption "Executive Compensation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1995, is incorporated herein by reference.
Item 12.          Security Ownership of Certain Beneficial Owners and
Management
__________________________________________________________________________

  The information set forth under the caption "Principal Holders of Voting Securities" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1995, is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions
_________________________________________________________

  The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 1995, is incorporated herein by reference.
PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
____________________________________________________________________________
(a)   1.          Financial Statements
                  See index to Financial Statements at Item 8.
(b)   2.          Financial Statement Schedules

        Schedule                                                                                                 Page
         Number                  Description                                                Number
        ________                ____________________________________________________        _________________
                                Independent Auditors' Report                                                   61
                   I                Summary of investments                                  62
                  II                Condensed Financial information of registrant              63-64
                 III                Supplementary insurance information                     65
                    V        Valuation and qualifying accounts and reserves                 66

        All other schedules are omitted because they are not required or because the required information is included in the consolidated financial statements and the notes thereto.

   Exhibit                                                                Page Number or Incorporation
   Number                     Description                                  by Reference
          (2)(a)    Plan and Agreement of Union dated                         Exhibit (2) to Registration
                    July 10, 1986, between AmVestors Financial                From S-2, File #2-82811
                    Corporation and American Investors Life                   dated November 26, 1986.
                    Insurance Company, Inc.

           (2)(b) Resolutions of the Board of Directors                       Exhibit (2)(a) to Form 10-Q
                    dated January 7, 1988, providing for                      dated May 11, 1988.
                    succession to the position of Chairman
                    of the Board of Directors
           (3)(a) Articles of Incorporation as Amended and                    Exhibit (3)(a) to Form 10-Q
                    Restated                                                  dated October 26, 1993

           (4)(a) Specimen Common Stock Certificate                           P 67

           (4)(b) Common Stock Purchase Warrant                               Exhibit (10)(o) to Form 10-K
                    expiring December 9, 1998                                 dated April 12, 1989

           (4)(c) Common Stock Purchase Warrant                               Exhibit (10)(v) to Form 10-Q
                    expiring May 1, 2002                                      dated May 13, 1992

          (10)(a) Form of Indemnification Agreement between                   Exhibit (10)(o) to Form 10-K
                    company and its officers and directors                    dated March 29, 1988

          (10)(b) Employment Agreement dated May 18, 1989,                    Exhibit (10)(a) to Form 10-Q
                    between the company and Ralph W. Laster,                  dated August 8, 1989
                    Jr.

          (10)(c) 1989 Non-Qualified Stock Option Plan                        Exhibit (10)(q) to Form 10-K
                    adopted March 17, 1989                                    dated April 12, 1989

          (10)(d) Stock Appreciation Rights Plan adopted                      Exhibit (10)(r) to Form 10-K
                    March 17, 1989                                            dated April 12, 1989

          (10)(e) Restricted Stock Plan adopted                               Exhibit 4.4 to Registration
                    March 17, 1989                                            statement on Form S-8 dated
                                                                              September 19, 1989
                                                                              Registration No. 33-31155

          (10)(f) Employment Agreement dated October 3, 1994                  Exhibit (10)(a) to Form 10-Q
                    1992, between the company and Ralph W.                    dated November 10, 1994
                    Laster, Jr.

          (10)(g) Bonus Compensation Agreement dated                          Exhibit (10)(b) to Form 10-Q
                    September 30, 1994, between to company                    dated November 10, 1994
                    and Ralph W. Laster,Jr.

          (10)(h) Bonus Compensation Agreement dated                          Exhibit (10)(c) to Form 10-Q
                    September 30, 1994, between the Company                   dated November 10, 1994
                    and Mark V. Heitz

          (10)(i) Credit Agreement dated December 29, 1994,                   P 68-144
                    between the company, First National Bank
                    of Chicago and Boatman's First National
                    Bank of Kansas City

      Exhibit                                                                 Page Number or Incorporation
        Number                  Description                                   by Reference
          (10)(j) 1994 Stock Purchase Plan for Non-Employee                   PP 145-149
                    Directors effective February 24, 1994

          (10)(k) Incentive Compensation Plan between the                     PP 150-156
                    company and certain designated employees
                    effective for the calendar year 1994

             (11) Calculation of Earnings (Loss) per Share                    P 157

             (20) Reports on Form 8-K
                    There were no reports on Form 8-K for
                    the twelve months ended December 31, 1994

             (21) Wholly-owned subsidiaries of the registrant
                     American Investors Life Insurance
                         Company, Inc.
                         415 Southwest Eighth Avenue
                         Topeka, Kansas 66603
                        American Investors Sales Group, Inc
                         (formerly Gateway Corporation)
                         415 Southwest Eighth Avenue
                         Topeka, Kansas 66603
                         AmVestors Investment Group, Inc.
                         (formerly American Investors
                         Sales Group, Inc.)
                         415 Southwest Eighth Avenue
                         Topeka, Kansas 66603
                         Omni-Tech Medical, Inc.
                         6206 Southwest Ninth Terrace
                         Topeka, Kansas 66615
             (23) Independent Auditors' Consent                                P 158
             (27) Financial Data Sheet

SIGNATURES
_____________________________

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. AMVESTORS FINANCIAL CORPORATION

                                             By: /s/Ralph W. Laster, Jr.
                                                 Ralph W. Laster, Jr.
                                                 Chairman of the Board
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)
                                                  and Chief Financial Officer
                                                 (Principal Accounting Officer)

Date:  March 30, 1995
      ________________

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/Ralph W. Laster, Jr.                                                               March 30, 1995
 Ralph W. Laster, Jr                               Chief Executive Officer
                                                   (Principal Executive Officer)
                                                   and Chief Financial Officer
                                                   (Principal Accounting Officer)

  /s/Mark V. Heitz                                 President, General Counsel            March 30, 1995
  Mark V. Heitz                                    and Director

  /s/Janis L. Andersen                             Director                                                    March 30, 1995
  Janis L. Andersen

  /s/Robert G. Billings                           Director                               March 30, 1995
  Robert G. Billings

  /s/Jack H. Brier                                 Director                                                    March 30, 1995
  Jack H. Brier

  /s/Robert T. McElroy                             Director                                                    March 30, 1995
  Robert T. McElroy, M.D.

  /s/R. Rex Lee                                    Director                                                    March 30, 1995
  R. Rex Lee, M.D.

  /s/Robert R. Lee                                 Director                                                    March 30, 1995
  Robert R. Lee

  /s/James V. O'Donnell          Director                                               March 30, 1995
  James V. O'Donnell

INDEPENDENT AUDITORS' REPORT
_____________________________
        We have audited the consolidated financial statements of AmVestors Financial Corporation and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 29, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of AmVestors Financial Corporation and subsidiaries, listed in Item
14. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/Deloitte & Touche LLP
____________________________

Kansas City, Missouri
March 29, 1995

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
SCHEDULE I
As of December 31, 1994
(000's Omitted)

                                                                                             Amount at
                                                                                            which shown
                                                                                              in the
                                                                               Market        balance
                   Type of Investment                          Cost             Value         sheet
         Debt securities:
           Bonds:
             Held-to-maturity:
              U.S. treasury obligations                      $    3,618          3,299          3,618
              Mortgage-backed securities                        305,123        284,855        305,123
              Public utilities                                  124,818        114,073        124,818
              All other corporate bonds                         803,626        743,465        803,626
             Available-for-sale:
              U.S. treasury obligations                                         -              -              -
              Mortgage-backed securities                        366,865        357,409        357,409
              Public utilities                                   22,276         21,699         21,699
              All other corporate bonds                         231,997        227,938        227,938
           Total Bonds                                        1,858,323      1,752,738      1,844,231
           Preferred stock-redeemable                                           -              -              -
         Total debt securities                                1,858,323      1,752,738      1,844,231
         Equity securities:
           Common stocks:
            Banks, trust and insurance
               companies                                          1,825          2,037          2,037
            Public utilities                                        237             89             89
            All other common stock                                   62            199            199
           Preferred stock - non-redeemable                          45             31             31
         Total equity securities                                  2,169          2,356          2,356
         Mortgage loans on real estate                            5,465          5,475          5,465
         Other long-term investments                             53,308         53,061         53,308
         Short-term investments                                     520            520            520
                                                              1,919,785      1,814,150      1,905,880
         Allowance for credit losses                             (2,231)             -         (2,231)
         Total investments                                  $ 1,917,554      1,814,150      1,903,649

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II
BALANCE SHEETS
(000's Omitted)

                                                                                     As of December 31,
                                                                                      1994                       1993
         ASSETS
         Investment in subsidiaries                                                  107,744               104,773
         Long-term investments                                                           536                   494
         Cash and cash equivalents                                                 $     (33)                  (48)
         Other assets                                                                  2,782                 2,941
           Total Assets                                                            $ 111,029               108,160
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Liabilities:
           Notes Payable                                                           $   5,434                 5,761
           Other liabilities                                                           1,399                 2,054
              Total liabilities                                                        6,833                 7,815
         Stockholders' Equity:
           Preferred stock                                                                 -                     -
           Common stock                                                               12,769                12,907
           Paid-in capital                                                            63,499                64,612
           Unrealized investment gains (losses)                                       (7,813)                1,064
           Retained earnings                                                          38,876                25,183
                                                                                     107,331               103,766
           Less leveraged employee stock ownership trust                              (3,135)               (3,421)
            Total stockholders' equity                                               104,196               100,345
            Total liabilities and stockholders' equity                             $ 111,029               108,160

STATEMENTS OF OPERATIONS
For the year ended December 31,

                                                                           1994                        1993            1992
          Equity in earnings of subsidiaries                         $    13,748                     17,732           18,562
          Investment income                                                   67                         23               58
          Other revenues                                                   4,149                      4,103            3,713
          Operating expense                                               (3,867)                    (2,921)          (3,399)
          Interest expense                                                   (466)                   (1,533)          (2,766)
            Net earnings before income taxes
                and extraordinary item                                    13,631                      17,404          16,168
          Income tax benefit                                                 (62)                       (787)         (1,032)
            Net earnings before extraordinary
                item                                                      13,693                      18,191          17,200
          Extraordinary loss                                                   -                        (213)           (382)
            Net earnings                                              $   13,693                      17,978          16,818

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE II (cont.)
STATEMENTS OF CASH FLOWS (000's Omitted)
Increase (Decrease) in Cash and Cash Equivalents

                                                                       For the Year Ended December 31,
                                                                              1994                 1993             1992
          Operating Activities:
                Net earnings                                            $      13,693             17,978            16,818
                Adjustments to reconcile net
                earnings to net cash provided by
                 (used in) operating activities:
                Equity in earnings of subsidiaries                            (13,748)           (17,732)          (18,562)
                Amortization of discount on notes
                payable                                                             -                 59               862
                Other liabilities                                                (656)             1,368               215
                Other assets                                                      160                877                (4)
                Other, net                                                        134               (372)             (647)
          Net cash provided by (used in)
            operating activities                                                 (417)             2,178             (1,318)
          Investing Activities:
                Investment in subsidiaries                                       (135)           (14,600)                 -
                Dividends from subsidiaries                                     1,900              2,680              7,495
                Purchases of debt securities                                        -                  -                (75)
                Proceeds from sale of debt securities                               -                 75                  -
                Purchases of long-term investments                               (233)              (494)                 -
                Principal payments on long-term
                investments                                                       190                  -                  -
          Net cash provided by (used in)
            investing activities                                                1,722            (12,339)             7,420
          Financing Activities:
                Additions to notes payable                                          -                  -              3,159
                Payments on notes payable                                        (326)           (20,855)            (9,521)
                Cash dividends to stockholders                                      -               (236)              (278)
                Redemption of stockholder plan                                   (101)                 -                 -
                Fractional cash on reverse stock
                split                                                               -                (25)                -
                Issuance of common stock                                           27             31,400              2,810
                Purchase of treasury stock                                     (1,186)                 -                  -
                Repurchase of warrants                                              -               (375)                 -
                Purchase of LESOP stock                                             -                  -             (2,500)
                Allocation of LESOP shares                                        286                267                200
                Other, net                                                         10                  -                  -
          Net cash provided by (used in)
            financing activities                                               (1,290)            10,176             (6,130)
                Increase (Decrease) in Cash and
                Cash Equivalents                                                   15                 15                (28)
                Cash and Cash Equivalents:
                Beginning of year                                                 (48)               (63)               (35)
                End of year                                                   $   (33)               (48)               (63)
          Supplemental schedule of cash flow
            information:
                Income tax payments                                           $ 6,150              3,204              2,000
                Interest payments                                             $     -              1,614              1,516

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
SCHEDULE III
(000's Omitted)

                                      Future
                                      Policy                                                               Amortization
         Year      Deferred          Benefits      Other       Premium                       Benefits      of Deferred
        Ended        Policy          Losses,       Claims     & Policy       Net             Claims &         Policy       Other
      December    Acquisition        Claims &        &         Charges    Investment        Settlement    Acquisition     Operating
         31,         Costs         Loss Expense   Benefits     Revenue      Income           Expenses          Costs       Expenses
1992                $119,895      1,984,013          148       7,545       141,155           4,458          16,409        11,280
1993                $128,671      2,005,339          157       6,594       138,539           4,257           9,436        11,285
1994                $148,871      2,148,763          134       6,331       142,009           3,570           9,026         8,883

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE V
(000's Omitted)

                                                            Additions
                                     Balance            Charged to             Charged to                            Balance at
                                   Beginning            Costs and              Other and                              End of
                                   of Period              Expenses             Accounts                Deductions     Period
Year Ended December 31, 1992:
    Allowance for Credit Losses   $    7,000                    -                     658               5,158          2,500
    Allowance for Deferred Tax
    Asset                                  -                3,335                       -                   -          3,335
    Allowance for Uncollectible
    Agent Balances                        23                  254                       -                   -            277

                                  $    7,023                3,589                     658               5,158          6,112
Year Ended December 31, 1993:
    Allowance for Credit Losses   $    2,500                    -                   1,442               1,442          2,500
    Allowance for Deferred Tax
    Asset                              3,335                    -                       -               1,025          2,310
    Allowance for Uncollectible
    Agent Balances                       277                  141                       -                  70            348
                                  $    6,112                  141                   1,442               2,537          5,158
Year Ended December 31, 1994:
    Allowance for Credit Losses   $    2,500                    -                     360                 629          2,231
    Allowance for Deferred Tax
    Asset                              2,310                  284                       -                   -          2,594
    Allowance for Uncollectible
    Agent Balances                       348                   88                       -                 209            227
                                   $   5,158                  372                     360                 838          5,052