Form 10-Q
period 1995-03-31
AMVESTORS FINANCIAL CORP
filed 1995-05-12
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 1995


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


                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                           Outstanding March 31, 1995
       Common Stock, no par value           10,071,472 shares

AMVESTORS FINANCIAL CORPORATION
INDEX


PARTI.     Financial Information:                               Page Number
           Consolidated Balance Sheets-
           March 31, 1995 and December 31, 1994                      2-3
           Consolidated Statements of Earnings-
           Three months ended March 31, 1995 and 1994                  4
           Consolidated Statements of Stockholders' Equity-
           Twelve months ended December 31, 1994 and
           Three months ended March 31, 1995                           5
           Consolidated Statements of Cash Flow-
           Three months ended March 31, 1995 and 1994                6-7
           Notes to Consolidated Financial Statements               8-21
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     22-27
PART II.             Other Information                              28-29

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1995 and December 31, 1994
(000's Omitted)
(Unaudited)

ASSETS                                                  1995          1994
Investments:
    Debt securities:
      Bonds:
        Held-to-maturity (market $1,191,172
        and $1,145,692).                         $  1,232,990     1,237,185
       Available-for-sale (cost $634,636
       and $621,138)                                  640,220       607,046
                                                    1,873,210     1,844,231
    Equity securities, available-for-sale:
      Common stock (cost $2,101 and $2,124)             2,411         2,325
      Preferred stock (cost $45 and $45)                   38            31
                                                        2,449         2,356

    Other long-term investments                        54,028        58,773
    Short-term investments                                453           520
                                                    1,930,140     1,905,880
    Less allowance for credit losses                   (2,231)       (2,231)
                    Total investments               1,927,909     1,903,649
Cash and cash equivalents                              20,467        10,621
Accounts receivable (net of allowance
 for uncollectible accounts of $246 and $227)             731         2,310
Amounts receivable under reinsurance agreements       148,744       149,656
Amounts receivable on securities settlements
 in process                                               566           905
Accrued investment income                              29,163        29,296
Deferred policy acquisition costs                     148,371       148,871
Deferred income taxes                                   4,563        11,136
Other assets                                            3,845         3,577
                    Total assets                  $ 2,284,359     2,260,021

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1995 and December 31, 1994
(000's Omitted, except per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                   1995          1994
Liabilities:

    Policy liabilities:
      Future policy benefits                     $ 2,155,925      2,148,763
      Other policy liabilities                         6,112          2,983
                                                   2,162,037      2,151,746
    Amounts due on securities settlements
     in process                                           -             274
    Accrued expenses and other liabilities            4,428           3,805
                  Total liabilities               2,166,465       2,155,825
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1.00 par value,
      authorized - 2,000,000 shares                       -               -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 10,071,472
      shares in 1995 and 10,034,742
       shares in 1994                                12,816         12,769
    Paid in capital                                  63,712         63,499
    Unrealized investment gains (losses)
    (net of deferred policy acquisition cost
     amortization expense (benefit) of $1,472
      and $(3,476) and deferred income tax
      expense (benefit) of $1,545 and $(2,616))       2,870         (7,813)
    Retained earnings                                41,631         38,876
                                                    121,029        107,331
    Less leveraged employee stock ownership trust
      (LESOP)                                        (3,135)        (3,135)
        Total stockholders' equity                  117,894        104,196
        Total liabilities and stockholders'
         equity                                 $ 2,284,359      2,260,021

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended March 31, 1995 and 1994
(000's Omitted, except per share data)
(Unaudited)

                                                               1995          1994
Revenue:
    Insurance premiums and policy charges...........     $    1,904          1,292
    Net investment income........................            38,220         34,889
    Net investment gains (losses)...................            (10)         1,178
    Other revenue....................................            98            132
    Total revenue................................            40,212         37,491
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders.............................            29,000         27,003
    Amortization of deferred policy acquisition
    costs    ..........................................       2,988          2,424
    General insurance expenses....................            2,215          2,207
    Premium and other taxes, licenses and fees......            525            335
    Other expenses...................................            75             70
      Total benefits and expenses................            34,803         32,039
Operating earnings................................            5,409          5,452
Income tax expense................................            1,893          1,880
Net earnings.....................                       $     3,516          3,572
Earnings per share of common stock:
    Primary:

    Net earnings...........................             $        .34           .34
    Fully diluted:
    Net earnings..........................              $        .34           .34
Average share outstanding:
    Primary                                                   10,251         10,401
    Fully diluted......................                       10,292         10,401

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                                       Unrealized
                                                                       Investment
                                              Common     Paid-in          Gains    Retained    Treasury
                                              Stock      Capital        (Losses)   Earnings     Stock      LESOP    Total
Balance as of January 1, 1994.....       $    12,907      64,612          1,064     25,183          -     (3,421)   100,345
Net earnings..........                            -            -            -       13,693          -        -       13,693
Cumulative effect of adoption
  of SFAS 115.......................              -            -        19,613          -           -         -      19,613
Increase in unrealized invest-
  ment losses.....................                -            -       (28,490)         -           -
Remaining offering costs...............           -         (135)            -          -           -         -        (135)
Redemption of stockholders
  rights plan..........................           -         (101)            -          -           -         -        (101)
Issuance of common stock:
  upon exercise of options...........            28          133             -          -           -         -         161
Tax effect of options exercises.........          -           10             -          -           -         -          10
Purchase of treasury shares.......                -            -             -          -       (1,186)       -       (1,186)
Retirement of treasury stock......             (166)      (1,020)            -          -        1,186        -           0
Allocation of LESOP shares..............          -            -             -          -            -       286         286
Balance as of December 31, 1994.......       12,769       63,499        (7,813)     38,876           -    (3,135)     104,196
Net earnings..........................            -            -             -       3,516           -         -        3,516
Decrease in unrealized invest-
  ment losses...............                      -            -        10,683           -           -         -       10,683
Cash dividends to stockholders
  ($.075 cents per share on
   common stock)................                  -            -            -         (761)          -         -         (761)
Issuance of common stock:
  upon exercise of options.............          47          146            -            -           -         -          193
Tax effect of options exercises......             -           67            -            -           -         -           67
Balance March 31, 1995...........       $    12,816       63,712         2,870      41,631           -    (3,135)      117,894

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
Three months ended March 31, 1995 and 1994
(Unaudited)
(000's Omitted)

                                                                      1995                1994
Operating Activities:
Net earnings............................................      $   3,516             3,572
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
   Interest credited to policyholders....................         29,242            27,683
   Amortization of (discounts) premiums on debt
    securities, net.......................................          (266)            (1,290)
   Amortization of deferred policy acquisition costs.....           2,988             2,424
   Net investment (gains) losses...........................            10             (1,178)
   Accrued investment income..............................            133               218
   Deferred income taxes..................................          2,411              (221)
   Other, net.............................................          2,093             2,270
 Net cash provided by operating activities................         40,127            33,478
Investing Activities:
 Purchases of securities:
  Held-to-maturity........................................           (612)          (56,602)
  Available-for-sale.......................................        (40,042)          (19,767)
  Proceeds from sale of securities:
  Held-to-maturity......................................                 -               108
  Available-for-sale.......................................          1,721            16,527
 Proceeds from maturity or redemption of securities:
  Held-to-maturity.........................................          4,793          17,961
  Available-for-sale......................................          25,131         19,894
 Other long-term investment, net...........................          4,728         (12,723)
 Short-term investments, net...............................             67             (203)
 Capitalization of deferred policy acquisition
 costs    ..................................................        (7,436)          (6,425)
 Other, net...............................................            (156)             965
 Net cash used in investing activities......................       (11,806)         (40,265)
Financing Activities:
 Premiums received..........................................        75,768           69,849
 Surrender and death benefits paid..........................       (96,499)         (65,083)
 Surrender and risk charges collected.......................         1,507            1,334
 Securities settlements in process.........................             65           (4,666)
 Issuance of common stock...................................           193
 Other, net................................................            491             (154)
 Net cash provided by (used in) financing activities.......        (18,475)           1,280
Increase (Decrease) in Cash and Cash Equivalents...........          9,846           (5,507)
Cash and Cash Equivalents:
 Beginning of year....................................              10,621           21,782
 End of year.......................................              $  20,467           16,275

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
Increase (Decrease) in Cash and Cash Equivalents
Three months ended March 31, 1995 and 1994
(Unaudited)
(000's Omitted)

                                                                                          1995                 1994
Supplemental schedule of cash flow information:

    Income tax payments........................................................       $      (1,272)               -
    Interest payments..........................................................       $           -                -
    Change in net unrealized investment gains (losses)
     on available-for-sale securities..........................................       $      19,792          (22,275)

    Less: Associated (increase) reduction in amortization
             of deferred policy acquisition costs..............................              (4,948)           6,615
         Deferred income tax (expense) benefit.................................              (4,161)           5,481
    Net change in net unrealized gains (losses) on
     available-for-sale securities.............................................       $      10,683          (10,179)

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
_______________________________________________

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries, American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Investment Group, Inc. (AIG) and Omni-Tech Medical, Inc. (Omni-Tech), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:

        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of earnings and the statements of cash flow for the three month periods ended March 31, 1995 and 1994.
C.  INVESTMENTS:

        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available-for-sale are carried at the estimated market value, with any unrealized gains or losses recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisors. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        An allowance for credit losses has been recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the company's invested assets, which may occur in the future due to conditions unknown to management at this time. Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance.
        Investments in common stock and non-redeemable preferred stock are carried at market.
        The cost of securities sold is determined on the identified certificate basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partnerships' estimated market value with any unrealized gains or losses recorded in net investment income.

___________________________________________________________

D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of March 31, 1995, and December 31, 1994, were as follows:

                                                  (000's Omitted)
                                           1995                           1994
                                   Carrying           Fair         Carrying         Fair
                                    Value            Value           Value          Value
 Assets
  Debt securities............      $1,873,210      1,831,392      1,844,231        1,752,738
  Equity securities......               2,449          2,449          2,356        2,356
   Other long-term investments...      54,028         54,069         58,773       58,536
   Short-term investments........         453            453            520          520
   Cash and cash equivalents......     20,467         20,467         10,621       10,621
   Accounts receivable on
    securities settlements in
     process.....................         566            566            905          905
   Accounts receivable and
    accrued investment income....      29,894         29,894         31,606       31,606
    Liabilities:
     Future policy benefits -
      investment contracts......    1,923,955       1,809,307     1,917,066    1,799,090
     Other policy liabilities.....      6,112           6,112         2,983        2,983
     Amounts due on securities
      settlements in process.....           -               -           274          274
     Accrued expenses and other
      liabilities................       4,428           4,428         3,805        3,805

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

___________________________________________________________

        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E.  DEFERRED POLICY ACQUISITION COSTS:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Determination of expected gross profits includes management's best estimate of certain elements over the life of the contracts, including anticipated excess investment income, surrender charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by management, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience indicates that the estimates should be revised.
        Net investment gains (losses) realized in the first three months of 1995 and 1994 resulted in the company experiencing investment margins greater than those estimated. As a result, $3,731 and $264,156 of the unamortized balance of deferred policy acquisition costs were expensed in the three months ended March 31, 1995 and 1994, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
f.  Future policy benefits:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.

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

J.  EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method.

K.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.

L.  NEW ACCOUNTING STANDARDS:
        Effective January 1, 1995, the company adopted the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure about the amount, nature, and terms of derivative financial instruments. Since the company has no derivative financial instruments as defined in the Statement, the adoption of this accounting standard did not result in any additional financial statement disclosure.

M.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the March 31, 1994 and December 31, 1994 financial statements to the March 31, 1995 presentation.

2. Investments:
_________________
A summary of investment income is as follows:

                                                (000's Omitted)
                                                 For the Period
                                                 Ended March 31,
                                            1995                 1994
Debt securities............             $ 36,199                35,659
Equity securities.........                     6                     5
Other long-term investments....            2,113                  (412)
Short-term investments..........             435                   134
                                          38,753                35,386
Less investment expenses.........            533                   497
Net investment income..........         $ 38,220                34,889
Net investment gains (losses):
    Debt securities............         $     13                   595
    Equity securities........                  2                   583
    Other...................                 (25)                    -
Net investment gains (losses)..         $    (10)                1,178

        Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy that yields in excess of the S&P 500 Index may be obtained. The partnerships are carried at an amount equal to the company's share of the partnerships' estimated market value with related unrealized gains and losses recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially effect the company's earnings for any given period.
        The maturity of the company's debt and equity securities portfolio as of March 31, 1995 was as follows:

(000's Omitted)
As of March 31, 1995
                                                  Held-to-Maturity                     Available-for-Sale
                                                               Estimated                             Estimated
                                             Book                Market            Book               Market
                                            Value                Value            Value                Value
Debt securities:
 One year or less                       $   3,000                3,041           12,242              10,684
 Two years through five years             220,959              218,083          159,487             161,244
 Six years through ten years              877,179              844,963          341,464             346,078
 Eleven years and after                   131,852              125,085          121,443             122,214
                                        1,232,990            1,191,172          634,636             640,220
Equity securities                               -                    -            2,146               2,449
                                     $  1,232,990            1,191,172          636,782             642,669

These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        As used in the above table and elsewhere in this report, book value is defined as amortized cost, including adjustments for any other than temporary dimunitions in value, prior to any market value adjustments.

_____________________________

        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of March 31, 1995, and December 31, 1994, were as follows:

                                                                                        (000's Omitted)

                                                                                                                         Estimated
                                                                      Book           Unrealized        Unrealized          Market
                                                                     Value             Gains             Losses            Value
                           March 31, 1995
                          _______________
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade....................................            $  796,340             6,072            36,692           765,720
  High-yield..........................................               128,187             1,078             5,142           124,123
                                                                     924,527             7,150            41,834           889,843
  U.S. Treasury obligations...........................                 4,230                 7               269             3,968
  Mortgage-backed securities..........................               304,233               154             7,026           297,361
  Bonds held-to-maturity..............................             1,232,990             7,311            49,129         1,191,172
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade....................................               267,576             6,550             1,726           272,400
  High-yield..........................................                 3,217                40                 7             3,250
                                                                     270,793             6,590             1,733           275,650
  U.S. Treasury obligations...........................                 5,055                 -                13             5,042
  Mortgage-backed securities..........................               358,788             3,566             2,826           359,528
  Bonds available-for-sale............................               634,636            10,156             4,572           640,220
  Total bonds.........................................             1,867,626            17,467            53,701         1,831,392
Equity securities available-for-sale..................                 2,146               532               229             2,449
                                                              $    1,869,772            17,999            53,930         1,833,841
                         December 31, 1994
                         __________________
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade....................................        $      792,746             1,160            62,907           730,999
  High-yield..........................................               135,698               108             9,267           126,539
                                                                     928,444             1,268            72,174           857,538
  U.S. Treasury obligations...........................                 3,618                 -               319             3,299
  Mortgage-backed securities..........................               305,123                 1            20,269           284,855
  Bonds held-to-maturity..............................             1,237,185             1,269            92,762         1,145,692
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade....................................               253,055             1,005             5,633           248,427
  High-yield..........................................                 1,218                 -                 8             1,210
                                                                     254,273             1,005             5,641           249,637
  Mortgage-backed securities..........................               366,865               590            10,046           357,409
  Bonds available-for-sale............................               621,138             1,595            15,687           607,046
  Total bonds.........................................             1,858,323             2,864           108,449         1,752,738
Equity securities available-for-sale..................                 2,169               417               230             2,356
                                                              $    1,860,492             3,281           108,679         1,755,094

____________________________

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:

                                                     (000's Omitted)
                                              Accumulated                            Estimated
                             Original            Write              Carrying           Market
                               Cost              Downs               Value             Value
March 31, 1995          $    7,545                7,545                 -                 -
December 31, 1994       $    9,535                7,814             1,721               1,721

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

        The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of March 31, 1995, and December 31, 1994 were as follows:

                                                                             (000's Omitted)
                                                                                                            Estimated
                                                               Book        Unrealized        Unrealized      Market
            March 31, 1995                                    Value          Gains             Losses         Value
Government agency mortgage-backed securities:
    Planned amortization classes..................        $    75,582              208             2,099         73,691
    Targeted amortization classes and
     accretion directed classes...................              7,751               12                -           7,763
    Pass-throughs.................................                 38                3                -              41
          Total government agency
         mortgage-backed securities...............             83,371              223             2,099         81,495
Government-sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes..................            404,154            2,434             3,549        403,039
    Sequential classes............................             19,655                5                83         19,577
    Pass-throughs.................................                287                7                 -            294
          Total government-sponsored enterprise
            mortgage-backed securities..........              424,096            2,446             3,632        422,910
Other mortgage-backed securities:
    Planned amortization classes................               22,174                23              131         22,066
    Sequential classes...........................             122,821             1,028            2,426        121,423
    Pass-throughs.................................                 12                 -                -             12
    Subordinated classes.........................              10,547                 -            1,564          8,983
          Total other mortgage-backed securities.             155,554             1,051            4,121        152,484
Total mortgage-backed securities...................        $  663,021             3,720            9,852        656,889

___________________________

                                                                            (000's Omitted)
                                                                                                           Estimated
                                                              Book        Unrealized        Unrealized      Market
             December 31, 1994                               Value          Gains             Losses         Value
Government agency mortgage-backed securities:
    Planned amortization classes..................       $    75,557               12             5,614         69,955
    Targeted amortization classes and
     accretion directed classes................                7,729                -               319          7,410
    Pass-throughs...............................                  40                2                 -             42
          Total government agency
           mortgage-backed securities............             83,326                14            5,933         77,407
Government sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes..............               410,313               104           15,852         394,565
    Sequential classes...........................             19,705                -             1,087          18,618
    Pass-throughs...............................                 299                -                 2             297
          Total government sponsored enterprise
           mortgage-backed securities...........             430,317               104           16,941         413,480
Other mortgage-backed securities:
    Planned amortization classes................              22,686                22              745          21,963
    Sequential classes...........................            125,100               451            5,345         120,206
    Pass-throughs................................                 13                -                 -              13
    Subordinated classes.........................             10,546                -             1,351           9,195
          Total other mortgage-backed securities             158,345               473            7,441         151,377
Total mortgage-backed securities..................        $  671,988               591           30,315         642,264

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-b acked pass-through securities and sequential classes, which comprised 21.5% and 21.6% of the carrying value of the company's mortgage-backed securities as of March 31, 1995 and December 31, 1994, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 76.9% and 76.8% of the carrying value of the company's mortgage-backed securities as of March 31, 1995 and December 31, 1994.

___________________________

        As of March 31, 1995, 76.5% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 76.4% as of December 31, 1994. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of four issues, with a carrying value of $16,729,203 as of March 31, 1995, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.
        The amounts shown as "estimated market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. Losses are recogni zed in the period they occur based upon specific review of the securities portfolio and other factors.
        The consideration received on sales of debt and equity securities, carrying value and realized gains and losses on those sales were as follows:

                                                                 (000's Omitted)
                                                          For the Period Ended March 31,
                                                             1995               1994
Consideration received..............................      $  33,873             56,850
Carrying value......................................         33,858             55,672
 Net investment gains (losses).....................       $      15              1,178
Investment gains....................................      $      15              1,191
Investment losses...................................              -                (13)
 Net investment gains (losses).....................       $      15              1,178

        The above table contains no sales of securities which the company had classified as held-to-maturity.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, equity securities available-for-sale and other long-term investments changed as follows:

                                                                           (000's) Omitted
                                                                   Net Unrealized Gains (Losses)
                                             Debt                    Debt                 Equity
                                          Securities              Securities            Securities            Other
                                           Held-to-               Available-            Available-          Long Term
                                           Maturity                for-Sale              for-Sale          Investments
Balance as of January 1, 1994...........   $ 38,331                43,035                     282            1,330
1994 Net Change.........................   (129,824)              (57,127)                    (95)          (1,330)
Balance as of December 31, 1994.........    (91,493)              (14,092)                    187                -
1995 Net Change.........................     49,675                19,676                     116                -
Balance as of March 31, 1995............   $(41,818)                5,584                     303                -

        At March 31, 1995, and December 31, 1994, investments with statutory carrying values of
        $1,851,735,229 and $1,866,074,033, respectively, were on deposit with various insurance departments. These amounts exceeded the minimum required deposits by $40,602,677 and $66,325,834 as of March 31, 1995, and December 31, 1994, respectively.

3. Other Assets:
________________
Other assets consist of the following:

                                                            (000's Omitted)
                                                     March 31,         December 31,
                                                       1995              1994
Property and equipment at cost:
Home office building
(including land of $352)........................     $  2,196            2,152
 Furniture and equipment........................        3,561            3,464
         Automobiles............................          115              115
                                                        5,872            5,731
         Less accumulated depreciation..........        3,414            3,336
                                                        2,458            2,395
        Other...................................        1,387            1,182
                                                     $  3,845            3,577

4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

 For the                                           Ceded to
 Period                                 Gross       Other         Net
 Ended            Descriptions          Amount    Companies      Amount
March 31,    Life insurance in force   $324,030    252,801       71,229
 1995        Insurance premiums and
             policy charges               2,188        284        1,904
March 31,    Life insurance in force    347,597    274,915       72,682
 1994        Insurance premiums and
             policy charges               1,546        254        1,292

March 31,    Future policy benefits   2,155,925    146,620    2,009,305
 1995

December 31, Future policy benefits   2,148,763    148,575    2,000,188
 1994

        The company had amounts receivable under reinsurance agreements of $148,744,400 and $149,656,094 as of March 31, 1995, and December 31, 1994,
respectively. Of the amounts,
        $147,034,466 and $147,949,099 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block.
        The following table identifies the components of the amounts receivable from ERC:

                                                 (000's Omitted)
                                            March 31,         December 31,
                                              1995                1994
Reserve for future policy benefits..        $ 144,941           146,919
Reimbursement for benefit payments and
administrative allowance...........             2,093             1,030
                                            $ 147,034           147,949

5. Credit Agreement:
____________________
        On December 29, 1994, the company entered into a credit agreement with The First National Bank of Chicago (First Chicago) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $25,000,000 in the form of a 5-year reducing revolving credit facility. The company has agreed to pay a commitment fee of .25% per annum on the unused portion of the commitment. Borrowings under this agreement may be used for general corporate purposes.
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base rate announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, or
(ii) a Eurodollar rate plus a margin ranging from 1.00% to 1.25%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American, minimum capital, surplus and asset valuation reserve of American and to maintain a maximum debt to equity (including indebtedness) ratio.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases; and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
        At March 31, 1995, there had been no borrowings under this agreement.
6. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during either the three months ended March 31, 1995 or 1994.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
        The LESOP has acquired shares of the company aggregating 370,244 through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,336,038 as of March 31, 1995, and December 31, 1994, respectively.
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 367,429 shares of the company's common stock now owned by the LESOP, 99,054 shares have been allocated to the participating employees with the remaining 268,375 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $76,391, and $71,391, for the three months ended March 31, 1995, and 1994, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
________________________________
        To qualify for this benefit, a Director must have reached the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        As of March 31, 1995, five of the company's directors qualified for benefits under the plan. A liability in the amount of $519,785, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were ($1,395) and $1,068 for the three months ended March 31, 1995 and 1994, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the three months ended March 31, 1995, and 1994 were $65,276 and $44,400 respectively.
7. Stockholders' Equity:
________________________
        Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend, without prior consent of the Kansas Commissioner of Insurance, in an amount equal to the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1994, surplus profits of American were $12,996,673 and 10% of statutory capital and surplus was $8,752,120. Statutory net gain (loss) from operations for the year 1994 was $5,645,097. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $100,000 each. As of March 31, 1995, and December 31, 1994, American's statutory capital and surplus was $85,844,947 and $87,521,204, respectively.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas (the company's domiciliary state) ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses not included in the calculation of the Asset Valuation Reserve (AVR) on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.
        This permitted accounting practice increased statutory surplus as of December 31, 1992, by $8,167,587. Gains and losses for years subsequent to 1992 are recorded in accordance with prescribed statutory accounting practices.
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. The options granted under the 1989 Nonqualified Plan will cover the same number of shares and have the same exercise price as the cancelled options, and none of such options may be exercised beyond ten years from the original date of grant of the cancelled option. A total of 909,107 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
____________________________________
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:

                                                        For the Period Ended
                                                      March 31,   December 31,
                                                        1995          1994
Options outstanding, beginning of period.......        859,837      816,107
Options granted...............................          86,000       95,000
Options exercised.............................         (36,730)     (22,200)
Options expired...............................               -      (29,070)
Options outstanding, end of period............         909,107      859,837
Outstanding options exercisable at end of period       728,107      764,837
Options reserved for future grants at end of period    132,247      132,247
Option prices per share:
 Exercised, during the period.................       $4.84-$5.31   $5.31-$7.50
 Outstanding, end of period...................      $4.84-$12.66   $4.84-$12.66

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

                                                              For the Period Ended
                                                           March 31,        December 31,
                                                              1995             1994
Rights outstanding, beginning of period...................    -              30,000
Rights granted............................................    -                   -
Rights exercised..........................................    -             (30,000)
Rights expired............................................    -                   -
Rights cancelled..........................................    -                   -
Rights outstanding, end of period.........................   -0-                 -0-
Rights reserved for future grants
 at end of period.........................................  5,000             5,000

        The company recorded no compensation expense relating to stock appreciation rights for the three months ended March 31, 1995, and 1994, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
_____________________________________
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

  Warrant            Issue           Number         Exercise    Expiration
  Holder             Date          of Shares          Price        Date
Morgan Guaranty     12/8/88          75,000          $3.9688      12/9/98
                    4/30/92          95,002           6.3855       5/1/02
                                    170,002

        On February 23, 1995, the board of directors declared an annual dividend of $.075 per common share, payable April 13, 1995, to stockholders of record on March 18, 1995. A liability in the amount of $760,875 has been established as of March 31, 1995, with an offsetting charge to retained earnings.
8. Stockholders' Rights Plan:
______________________________
        On June 30, 1994, the company's Board of Directors voted to repeal the 1988 Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price. Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.
9. Other Revenue:
__________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the three months ended March 31, 1995 and 1994 was $31,301 and $33,170, respectively.
10. Income Taxes:
_________________
The provision for income taxes charged to operations was as follows:

                                                       (000's Omitted)
                                                       For the Period
                                                      Ended March 31,
                                                  1995                 1994
Current income tax expense (benefit)..........  $ (518)                2,101
Deferred income tax expense (benefit).........   2,411                  (221)
    Total income tax expense..................  $1,893                 1,880

11. Contingencies:
__________________

        The company's insurance subsidiary is subject to state guaranty association assessments in all states in which it is admitted. Generally these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to the guaranty fund assessments impacted 1994 and 1993 income before taxes by approximately $(368,000) and $1,594,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
        The company specializes in the sale of Single Premium Deferred
Annuity (SPDA) products as a retirement savings vehicle for individuals. During each of the past three years, sales of SPDAs have accounted for at least 86% of the company's premiums received, while sales of Single Premium Immediate Annuities (SPIAs) and Flexible Premium Deferred Annuities (FPDAs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals (GAAP), premiums received on SPDAs, SPIAs without life contingencies and FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisiti on costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on SPDAs, SPIAs without life contingencies and FPDAs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1994, 1993 and 1992, the company's weighted average expected surrender levels were 9.0%, 13.0%, and 9.9%, compared to the weighted average actual surrenders of 9.8%, 14.7%, and 9.6%. The negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $18.3 million, or 17%, $139.6 million, or 43%, and $34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994, 7% for 1993 and 7% for 1992. Although, as of December 31, 1994, approximately $180.9 million, or 14% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $180.5 million of this amount is 6% or less. If the company reduces credited rate below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                                                 For the Three Months Ended March 31,
                                                                   1995                    1994
                                                                       (dollars in millions)
                                                                       (percent of average
                                                                    invested assets annualized)
Average invested assets <F1>...............................  $  1,936.2          100.00%            $ 1,823.1          100.00%
Insurance premiums and policy charges.....................   $      1.9             .39%                  1.3             .28%
Net investment income <F2>.................................        38.2             7.90                 34.9            7.65
Policyholder benefits.....................................        (29.0)           (5.99)               (27.0)          (5.92)
Gross interest margin.....................................         11.1             2.30                  9.2            2.01
Associated amortization of deferred
 acquisition costs........................................         (3.0)            (.62)                (2.2)           (.47)
Net interest margin.......................................          8.1             1.68                  7.0            1.54
Net investment gains......................................           -                 -                  1.2             .26
Associated amortization of deferred
 acquisition costs........................................           -                 -                  (.3)            (.06)
Net margin from investment gains..........................           -                 -                   .9              .20
Total net margin..........................................          8.1             1.68                  7.9             1.74
Expenses, net.............................................         (2.7)            (.56)                 (2.5)           (.54)
Operating earnings........................................          5.4             1.12                   5.4            1.20
Interest expense..........................................           -                 -                     -               -
Earnings before income taxes..............................          5.4             1.12                   5.4            1.20
Income tax expense (benefit)..............................          1.9              .39                   1.8             .39
Net earnings..............................................  $       3.5              .73%                  3.6             .81%
Operating earnings........................................  $       5.4             1.12                   5.4            1.20%
Less: Net margin from investment gains....................            -                 -                    .9             .20
Operating earnings excluding net investment
 gains and associated amortization of
  deferred policy acquisition costs.......................  $       5.4             1.12%                  4.5            1.00%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to or
   from brokers on unsettled security trades at the beginningand end of period.

<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

Results of Operations
Three Months Ended March 31, 1995, and 1994
        INSURANCE PREMIUMS AND POLICY CHARGES increased $.6 million or 46%, to $1.9 million in 1995 from $1.3 million in 1994, due primarily to a $.5 million increase in surrender charges received on SPDA's.
        NET INVESTMENT INCOME increased $3.3 million, or 9%, to $38.2 million from $34.9 million in 1994. This increase reflects both an increase in average invested assets from $1,823.1 million in 1994 to $1,936.2 million in 1995 and an increase in the average yield on invested assets from 7.7% for the quarter ended March 31, 1994, to 7.9% for the same period in 1995. The 1994 yield was impacted by losses generated by an investment in investment partnerships. These partnerships form a fund of funds totalling $18.4 million on March 31, 1995, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $1.0 million in 1995 compared with a loss of $.9 million in 1994.
        In addition to the losses experienced in the company's partnership investments, average yields have been impacted by declining interest rates throughout 1993 and the reinvestment at lower yields of proceeds from securities disposed of to realize investment gains.
        NET INVESTMENT GAINS (LOSSES) decreased $1.2 million, to a $10.0 thousand loss in 1995, from a $1.2 million gain in 1994. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1994 are the result of general portfolio management. Unrealized gains (losses) in the company's bond portfolio were $(36.2) million, $(105.6) million and $.1 million as of March 31, 1995, December 31, 1994 and March 31, 1994, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$2.0 million, or 7%, to $29.0 million in 1995 from $27.0 million in 1994.
This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of March 31, 1994, to 5.9% as of March 31, 1995, along with an increase in annuity liabilities to $1,979.8 million on March 31, 1995, from $1,861.6 million on March 31, 1994.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased $.6 million, or 25%, to $3.0 million in 1995 from $2.4 million in 1994. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $.2 million to $.4 thousand in 1995 on $.1 thousand of loss, from $.3 million in 1994 on $1.2 million of gains. Amortization of DAC associated with gross interest margin increased $.8 million to $3.0 million in 1995 from $2.2 million in 1994. Acquisition costs incurred during 1995 and deferred into future policy periods were $7.4 million, compared with $6.4 million in 1994.
Liquidity and Capital Resources
        The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certai n agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
        The liquidity requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the three months ended March 31, 1995, and 1994, was ($19.2) million and $6.1 million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in the first three months of 1995 resulted primarily from a $31.4 million increase in surrender and death benefits paid, from $65.1 million to $96.5 million offset by a $6.0 million increase in premiums received from $69.8 million to $75.8 million.
        Net cash provided by the company's operating activities was $40.1 million and $33.5 million in 1995 and 1994, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (3% and 2% as of March 31, 1995, and December 31, 1994, respectively). The weighted average duration of the company's investment portfolio was 4.7 years as of March 31, 1995.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's
Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated
Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December 31, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatman's First National Bank of Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $25,000,000 in the form of a 5-year reducing credit facility. For additional information regarding this credit agreement, see Note 5 of Notes to Consolidated
Financial Statements.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 11 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $148.7 million and $149.7 million as of March 31, 1995, and December 31, 1994, respectively. Of the amounts, $147.0 million and $147.9 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of Single Premium Whole Life (SPWL) policies written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract, the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. The company also receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1992 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1994), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend has continued into 1995. Management believes that surrenders are lower during periods of declining interest rates.

PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION
Item 1.           Legal Proceedings
        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
        None
Item 3.           Defaults upon Senior Securities
        None
Item 4.           Submission of Matters to a Vote of Security Holders
        None
Item 5.           Other Information
        None
Item 6.           Exhibits and Reports on Form 8-K
        (a)Exhibits (numbered in accordance with Item 601 of Regulations S-K).

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

              (4)(a)    Specimen Common Stock Certificate                                Exhibit (4)(a) to Form 10-K
                                                                                         dated March 30, 1995.

              (11)      Calculation of Earnings (Loss) per Share

             (20)(a)    Reports on Form 8-K                                                            P 31
                        There were no reports on Form 8-K for
                        the three months ended March 31, 1995

      Exhibit                                                               Page Number or Incorporation
        Number           Description                                            by Reference
             (22)  Wholly-owned subsidiaries of the registrant:
                   American Investors Life Insurance
                   Company, Inc.
                   415 Southwest Eighth Avenue
                   Topeka, Kansas 66603
                   American Investors Sales Group, Inc.
                   (formerly Gateway Corporation)
                   415 Southwest Eighth Avenue
                   Topeka, Kansas 66603
                   AmVestors Investment Group, Inc.
                   (formerly American Investors Sales
                    Group, Inc.)
                   415 Southwest Eighth Avenue
                   Topeka, Kansas 66603
                   Omni-Tech Medical, Inc.
                   6206 Southwest Ninth Terrace
                   Topeka, Kansas 66615
 (27)              Financial Data Schedule
29

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

Date:  May 11, 1995
30