Form 10-Q
period 1995-06-30
AMVESTORS FINANCIAL CORP
filed 1995-08-11
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months Ended June 30, 1995

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

       Class                                         Outstanding June 30, 1995
       Common Stock, no par value                          10,072,926 shares

AMVESTORS FINANCIAL CORPORATION
INDEX

PART I.               Financial Information:                        Page Number
                     Consolidated Balance Sheets-
                       June 30, 1995 and December 31, 1994                2-3
                     Consolidated Statements of Earnings-
                       Six months ended June 30, 1995 and 1994              4
                     Consolidated Statements of Earnings-
                       Three months ended June 30, 1995 and 1994            5
                     Consolidated Statements of Stockholders' Equity-
                       Twelve months ended December 31, 1994 and
                       Six months ended June 30, 1995                       6
                     Consolidated Statements of Cash Flow-
                       Six months ended June 30, 1995 and 1994            7-8
                     Notes to Consolidated Financial Statements          9-23
                     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations              23-30

PART II.             Other Information                                  31-32

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1995 and December 31, 1994
(000's Omitted)
(Unaudited)

ASSETS                                                                        1995                    1994
Investments:
    Debt securities:
      Bonds:
        Held-to-maturity (market $1,219,516 and $1,145,692)................$ 1,201,018               1,237,185
    Available-for-sale (cost $700,055 and $621,138)....................        728,357                 607,046
    Equity securities, available-for-sale:
      Common stock (cost $1,880 and $2,124).......................               2,251                 2,325
      Preferred stock (cost $2,835 and $45).............................         2,857                    31
                                                                                 5,108                 2,356
    Other long-term investments.............................................    38,485                  58,773
    Short-term investments..................................................       122                     520
                                                                             1,973,090             1,905,880
    Less allowance for credit losses........................................    (1,580)                   (2,231)
                    Total investments....................................... 1,971,510            1,903,649
Cash and cash equivalents...................................................    11,909                 10,621
Accounts receivable (net of allowance for uncollectible
    accounts of $261 and $227)..............................................     1,099                    2,310
Amounts receivable under reinsurance agreements...............                  147,257                149,656
Amounts receivable on securities settlements in process.........                  2,326                    905
Accrued investment income...................................................     29,517                   29,296
Deferred policy acquisition costs...........................................    148,785                148,871
Deferred income taxes.......................................................          -                   11,136
Other assets................................................................      3,841                    3,577
                    Total assets............................................ $2,316,244             2,260,021

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1995 and December 31, 1994
(000's Omitted, except per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1995                1994
Liabilities:
    Policy liabilities:
      Future policy benefits................................................        $      2,165,625        2,148,763
      Other policy liabilities..............................................                   5,058            2,983
                                                                                           2,170,683        2,151,746
    Amounts due on securities settlements in process...................                         6,336             274
    Deferred income taxes...................................................                    2,721               -
    Accrued expenses and other liabilities..................................                    3,911           3,805
                Total liabilities.........................................                 2,183,651        2,155,825
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized -
      2,000,000 shares......................................................                       -                -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 10,072,926 shares
       in 1995 and 10,034,742 shares in 1994................................                  12,818            12,769
    Paid in capital.........................................................                  63,720               63,499
    Unrealized investment gains (losses) (net of deferred
      policy acquisition cost amortization expense (benefit)
      of $7,174 and $(3,476) and deferred income tax
      expense (benefit) of $7,532 and $(2,616)).............................                  13,988               (7,813)
    Retained earnings.......................................................                  45,202              38,876
                                                                                             135,728            107,331
    Less leveraged employee stock ownership trust
      (LESOP)  .............................................................                  (3,135)               (3,135)
                  Total stockholders' equity................................                 132,593             104,196
                  Total liabilities and stockholders' equity................           $    2,316,244          2,260,021

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six months ended June 30, 1995 and 1994
(000's Omitted, except per share data)
(Unaudited)

                                                                                   1995                       1994
Revenue:
    Insurance premiums and policy charges.............................            $4,516                      2,946
    Net investment income.............................................            76,190                    69,163
    Net investment gains (losses).....................................              (306)                      1,055
    Other revenue.....................................................               190                         281
    Total revenue.....................................................            80,590                      73,445
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders..................................................            58,697                       54,679
    Amortization of deferred policy acquisition
    costs    .........................................................             5,569                        4,995
    General insurance expenses........................................             4,401                        3,940
    Premium and other taxes, licenses and fees........................            873                             484
    Other expenses....................................................               147                          116
    Total benefits and expenses.......................................            69,687                       64,214
Operating earnings....................................................            10,903                          9,231
Income tax expense....................................................             3,816                          3,170
Net earnings..........................................................          $  7,087                           6,061
Earnings per share of common stock:
    Primary:
    Net earnings......................................................          $    .69                             .58
    Fully diluted:
    Net earnings......................................................          $    .68                             .58
Average share outstanding:
    Primary....................................................                   10,284                         10,363
    Fully diluted.....................................................            10,369                         10,363

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended June 30, 1995 and 1994
(000's Omitted, except per share data)
(Unaudited)

                                                                                       1995                       1994
Revenue:
    Insurance premiums and policy charges.............................            $   2,612                     1,654
    Net investment income.............................................                37,970                   34,274
    Net investment gains (losses).....................................                (296)                      (123)
    Other revenue.....................................................                  92                        149
    Total revenue.....................................................                40,378                      35,954
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders..................................................                29,697                       27,676
    Amortization of deferred policy acquisition
    costs    .........................................................                 2,581                        2,571
    General insurance expenses........................................                 2,186                        1,733
    Premium and other taxes, licenses and fees........................                 348                            149
    Other expenses....................................................                    72                              46
    Total benefits and expenses.......................................                 34,884                      32,175
Operating earnings....................................................                  5,494                        3,779
Income tax expense....................................................                  1,923                        1,290
Net earnings..........................................................            $     3,571                        2,489
Earnings per share of common stock:
    Primary:
    Net earnings......................................................            $        .35                          .24
    Fully diluted:
    Net earnings......................................................            $        .34                          .24
Average share outstanding:
    Primary.....................................................                         10,321                     10,342
    Fully diluted.....................................................                   10,381                     10,350

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                                    Unrealized
                                                                    Investment
                                            Common      Paid-in        Gains         Retained   Treasury
                                             Stock      Capital      (Losses)       Earnings     Stock      LESOP         Total
Balance as of January 1, 1994...          $  12,907      64,612        1,064          25,183        -        (3,421)     100,345
Net earnings.........                             -           -            -          13,693        -             -       13,693
Cumulative effect of adoption
  of SFAS 115...........................          -           -          19,613            -        -             -         19,613
Increase in unrealized invest-
  ment losses............................         -           -         (28,490)           -        -             -        (28,490)
Remaining offering costs........                  -        (135)              -            -        -             -        (135)
Redemption of stockholders
  rights plan............................         -        (101)              -            -        -             -           (101)
Issuance of common stock:
  upon exercise of options...........             28        133               -            -        -             -           161
Tax effect of option exercises.....                -         10               -            -        -             -           10
Purchase of treasury shares.....                   -          -               -            -      (1,186)         -        (1,186)
Retirement of treasury stock...                 (166)      (1,020)            -            -       1,186          -             0
Allocation of LESOP shares.....                    -          -               -            -        -            286           286
Balance as of December 31, 1994.              12,769       63,499         (7,813)       38,876      -         (3,135)    104,196
Net earnings............................           -          -               -          7,087      -             -        7,087
Decrease in unrealized invest-
  ment losses......................                -          -           21,801           -        -             -        21,801
Cash dividends to stockholders
  ($.075 cents per share on
   common stock)...................                -          -               -           (761)     -             -           (761)
Issuance of common stock:
  upon exercise of options........                49         152              -            -        -             -            201
Tax effect of option exercises..                   -         69               -            -        -             -              69
Balance June 30, 1995.........               $12,818      63,720            13,988       45,202     -         (3,135)    132,593

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
Six months ended June 30, 1995 and 1994
(Unaudited)
(000's Omitted)

                                                                            1995                               1994
Operating Activities:
    Net earnings......................................................       $     7,087                         6,061
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Interest credited to policyholders..............................            59,375                       55,937
      Amortization of (discounts) premiums on debt
       securities, net................................................              (444)                       (1,877)
      Amortization of deferred policy acquisition costs.....                       5,569                        4,995
      Net investment (gains) losses...................................               306                       (1,055)
      Accrued investment income.......................................              (221)                      (2,420)
      Deferred income taxes...........................................             3,709                       (1,297)
      Other, net......................................................             1,427                            990
    Net cash provided by operating activities.................                    76,808                       61,334
Investing Activities:
    Purchases of securities:
     Held-to-maturity.................................................            (4,209)                     (209,280)
     Available-for-sale...............................................           (117,377)                    (114,205)
    Proceeds from sale of securities:
     Held-to-maturity.................................................                 -                         8,302
     Available-for-sale...............................................             25,021                      159,410
    Proceeds from maturity or redemption of securities:
     Held-to-maturity.................................................             14,133                      25,879
     Available-for-sale...............................................             36,630                       50,709
    Other long-term investments, net.............................                  20,275                      (10,743)
    Short-term investments, net.......................................                397                            7
    Capitalization of deferred policy acquisition
    costs    .........................................................            (16,133)                     (13,116)
    Other, net........................................................               (369)                        (337)
    Net cash used in investing activities........................                 (41,632)                    (103,374)
Financing Activities:
    Premiums received.................................................            163,543                      145,447
    Surrender and death benefits paid.........................                   (208,334)                    (126,930)
    Surrender and risk charges collected.........................                   3,529                        2,787
    Securities settlements in process...............................                4,641                           927
    Cash dividends to stockholders..................................               (761)                              -
    Issuance of common stock..........................................                201                          (134)
    Other, net........................................................              3,293                        1,241
    Net cash provided by (used in) financing
     activities.......................................................            (33,888)                     23,338
Increase (Decrease) in Cash and Cash Equivalents.....                               1,288                     (18,702)
Cash and Cash Equivalents:
    Beginning of year.................................................             10,621                       21,782
    End of year.......................................................          $  11,909                         3,080

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
Increase (Decrease) in Cash and Cash Equivalents
Six months ended June 30, 1995 and 1994
(Unaudited)
(000's Omitted)

                                                                                         1995                 1994
Supplemental schedule of cash flow information:
    Income tax payments........................................................      $  (1,332)                2,690
    Interest payments..........................................................      $       -                     -
    Change in net unrealized investment gains (losses)
     on available-for-sale securities..........................................      $   42,600             (37,377)
    Less: Associated (increase) reduction in amortization
             of deferred policy acquisition costs.......................                (10,650)             10,581
         Deferred income tax (expense) benefit...................                       (10,149)              9,379
    Net change in net unrealized gains (losses) on
     available-for-sale securities.............................................      $   21,801             (17,417)

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Summary of Significant Accounting Policies:
A.  PRINCIPLES OF CONSOLIDATION:
        The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries, American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Investment Group, Inc. (AIG) and Omni-Tech Medical, Inc. (Omni-Tech), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:
        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of earnings and the statements of cash flow for the six month periods ended June 30, 1995 and 1994.
C.  INVESTMENTS:
        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available-for-sale are carried at the estimated market value, with any unrealized gains or losses recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisors. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        An allowance for credit losses has been recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the company's invested assets, which may occur in the future due to conditions unknown to management at this time. Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance.
        Investments in common stock and non-redeemable preferred stock are carried at market.
        The cost of securities sold is determined on the identified certificate basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partnerships' estimated market value with any unrealized gains or losses recorded in net investment income.

D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies.
Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of June 30, 1995, and December 31, 1994, were as follows:

                                                                              (000's Omitted)

                                                                    1995                                      1994
                                                        Carrying             Fair             Carrying          Fair
                                                          Value             Value              Value           Value
    Assets
          Debt securities.....................   $      1,929,375           1,947,873          1,844,231        1,752,738
          Equity securities...................              5,108               5,108              2,356            2,356
          Other long-term investments.........             38,485              38,512             58,773           58,536
          Short-term investments..............                122                 122                520              520
          Cash and cash equivalents...........             11,909              11,909             10,621           10,621
          Accounts receivable on
           securities settlements in
            process...........................              2,326              2,326                905               905
          Accounts receivable and
           accrued investment income..........             30,616              30,616            31,606           31,606
    Liabilities:
          Future policy benefits -
           investment contracts...............          1,931,411           1,815,617          1,917,066        1,799,090
          Other policy liabilities............              5,058               5,058              2,983            2,983
          Amounts due on securities
           settlements in process.............              6,336               6,336                274              274
          Accrued expenses and other
           liabilities........................              3,911               3,911               3,805             3,805

        DEBT SECURITIES - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
        EQUITY SECURITIES - Fair value equals the carrying value as these securities are carried at quoted market value.
        OTHER LONG-TERM INVESTMENTS - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
        SHORT-TERM INVESTMENTS and cash and cash equivalents - The carrying amounts reported in the balance sheet approximate the assets' fair value.
        AMOUNTS RECEIVABLE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this asset.
        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - The carrying amounts reported in the balance sheet for these assets approximates fair value.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E.  DEFERRED POLICY ACQUISITION COSTS:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Determination of expected gross profits includes management's best estimate of certain elements over the life of the contracts, including anticipated excess investment income, surrender charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by management, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience indicates that the estimates should be revised.
        Net investment gains (losses) will result in the company experiencing investment margins greater than or less than those estimated. As a result of losses experienced during the first six months of 1995, amortization of deferred policy acquisition costs was reduced by $70,330. Gains experienced during the same period of 1994 resulted in additional amortization of $247,783. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
f.  Future policy benefits:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits
(excluding participating
dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.

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

M.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the June 30, 1994 and December 31, 1994 financial statements to the June 30, 1995 presentation.

2. Investments:
A summary of investment income is as follows:

                                                                  (000's Omitted)
                                                                For the Period
                                                                Ended June 30,
                                                           1995                           1994

Debt securities..................................   $            72,681               70,441
Equity securities.................................                   23                   46
Other long-term investments.....................                  3,784                 (821)
Short-term investments........................                      758                   431
                                                                 77,246                70,097
Less investment expenses................                          1,056                   934
Net investment income....................            $           76,190                 69,163
Net investment gains (losses):
    Debt securities...............................   $               (4)                   472
    Equity securities.............................                   47                    583
    Increase in allowance for credit losses..                      (325)                     -
    Other.........................................                  (24)                     -
Net investment gains (losses)...........             $             (306)                  1,055

        Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy that yields in excess of the S&P 500 Index may be obtained. The partnerships are carried at an amount equal to the company's share of the partnerships' estimated market value with related unrealized gains and losses recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially affect the company's earnings for any given period.
        The maturity of the company's debt and equity securities portfolio as of June 30, 1995 was as follows:

                                                                     (000's Omitted)
                                                                  As of June 30, 1995
                                                Held-to-Maturity                            Available-for-Sale
                                                               Estimated                                     Estimated
                                            Book                Market                   Book               Market
                                            Value                Value                   Value                Value
Debt securities:
 One year or less                       $       6,499              6,611                15,595              14,064
 Two years through five years                 249,325            254,050               181,422             185,684
 Six years through ten years                  813,206            826,104               348,971             367,651
 Eleven years and after                       131,988            132,751               154,067             160,958
                                            1,201,018         1,219,516               700,055            728,357
Equity securities                                   -                 -                 4,715                5,108
                                         $  1,201,018         1,219,516                704,770           733,465

        These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        As used in the above table and elsewhere in this report, book value is defined as amortized cost, including adjustments for any other than temporary dimunitions in value, prior to any market value adjustments.
        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of June 30, 1995, and December 31, 1994, were as follows:

                                                                                      (000's Omitted)
                                                                                                                       Estimated
                                                                 Book             Unrealized         Unrealized         Market
                                                                 Value               Gains             Losses            Value
                           June 30, 1995
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade....................................   $        783,817             20,551            10,247         794,121
  High-yield..........................................            105,886              3,062             1,536          107,412
                                                                  889,703             23,613            11,783          901,533
  U.S. Treasury obligations...........................              7,662                 96               110            7,648
  Mortgage-backed securities..................                     303,653             7,798             1,116          310,335
  Bonds held-to-maturity..............................           1,201,018            31,507            13,009        1,219,516
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade....................................             281,182            18,579                770           298,991
  High-yield..........................................              35,073               293                780            34,586
                                                                   316,255            18,872               1,550          333,577
  U.S. Treasury obligations........................                 36,635                38                  52           36,621
  Mortgage-backed securities..........................             347,165            12,890               1,896          358,159
  Bonds available-for-sale............................             700,055            31,800               3,498          728,357
  Total bonds.........................................           1,901,073            63,307              16,507       1,947,873
Equity securities available-for-sale...........                      4,715               625                 232            5,108
                                                            $    1,905,788             63,932             16,739       1,952,981
                         December 31, 1994
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade....................................      $      792,746               1,160            62,907          730,999
  High-yield..........................................             135,698                 108              9,267          126,539
                                                                   928,444               1,268            72,174          857,538
  U.S. Treasury obligations...........................               3,618                   -               319            3,299
  Mortgage-backed securities..........................             305,123                   1            20,269          284,855
  Bonds held-to-maturity..............................           1,237,185               1,269            92,762          1,145,692
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade....................................             253,055               1,005              5,633          248,427
  High-yield..........................................               1,218                   -                  8            1,210
                                                                   254,273               1,005               5,641          249,637
  Mortgage-backed securities..........................            366,865                  590              10,046          357,409
  Bonds available-for-sale............................             621,138               1,595              15,687          607,046
  Total bonds.........................................           1,858,323               2,864             108,449        1,752,738
Equity securities available-for-sale...........                       2,169                417                  230           2,356
                                                              $  1,860,492               3,281             108,679        1,755,094

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

                                                               (000's Omitted)
                                                                        Accumulated                             Estimated
                                                  Original               Write             Carrying             Market
                                                    Cost                 Downs             Value                 Value

June 30, 1995                            $          15,660               8,521               7,139                 7,139
December 31, 1994                        $           9,535               7,814               1,721                 1,721

        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
        The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of June 30, 1995, and December 31, 1994 were as follows:

                                                                              (000's Omitted)
                                                                                                                   Estimated
                                                                Book        Unrealized         Unrealized        Market
            June 30, 1995                                       Value           Gains              Losses          Value
Government agency mortgage-backed securities:
    Planned amortization classes........................    $    75,620           306                   2            75,924
    Targeted amortization classes and
     accretion directed classes.......................            7,773            275                  -             8,048
    Pass-throughs.....................................               38              3                  -                41
          Total government agency
         mortgage-backed securities...................           83,431            584                  2            84,013
Government-sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes..................              398,058         15,712                 587            413,183
    Sequential classes................................           19,623            930                   -             20,553
    Pass-throughs.....................................            3,308             11                   -              3,319
          Total government-sponsored enterprise
            mortgage-backed securities.............             420,989         16,653                 587             437,055
Other mortgage-backed securities:
    Planned amortization classes.....................            21,152            183                   -              21,335
    Sequential classes.................................         110,986          3,247                 853             113,380
    Pass-throughs.....................................               11              1                   -                  12
    Subordinated classes..............................           14,249             20               1,570              12,699
          Total other mortgage-backed securities....            146,398          3,451               2,423             147,426
Total mortgage-backed securities................             $  650,818         20,688               3,012            668,494

                                                                                   (000's Omitted)
                                                                                                                    Estimated
                                                                Book           Unrealized          Unrealized       Market
             December 31, 1994                                  Value             Gains              Losses          Value

Government agency mortgage-backed securities:
    Planned amortization classes......................    $    75,557                12                  5,614         69,955
    Targeted amortization classes and
     accretion directed classes.......................          7,729                 -                    319          7,410
    Pass-throughs.....................................             40                 2                      -             42
          Total government agency
           mortgage-backed securities..........                83,326                14                  5,933         77,407
Government sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes................              410,313               104                 15,852        394,565
    Sequential classes................................         19,705                 -                  1,087         18,618
    Pass-throughs.....................................            299                 -                      2            297
          Total government sponsored enterprise
           mortgage-backed securities.................        430,317               104                 16,941        413,480
Other mortgage-backed securities:
    Planned amortization classes.....................          22,686                 22                  745           21,963
    Sequential classes................................        125,100               451                  5,345         120,206
    Pass-throughs.....................................             13                 -                      -              13
    Subordinated classes..............................         10,546                 -                 1,351             9,195
          Total other mortgage-backed securities...           158,345               473                 7,441          151,377
Total mortgage-backed securities.................          $  671,988               591                30,315          642,264

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 20.6% and 21.6% of the carrying value of the company's mortgage-backed securities as of June 30, 1995 and December 31, 1994, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and AD securities comprised 77.2% and 76.8% of the carrying value of the company's mortgage-backed securities as of June
30, 1995 and December 31, 1994.
        As of June 30, 1995, 77.5% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 76.4% as of December 31, 1994. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of 6 issues, with a carrying value of $20,363,457 as of June 30, 1995, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.
        The amounts shown as "estimated market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. Losses are recogni zed in the period they occur based upon specific review of the securities portfolio and other factors.
        The consideration received on sales of debt and equity securities, carrying value and realized gains and losses on those sales were as follows:

                                                                                        (000's Omitted)
                                                                                  For the Period Ended June 30,
                                                                               1995                           1994
         Consideration received..............................           $           95,360                    249,735
         Carrying value......................................                       95,316                    248,680
           Net investment gains (losses).....................           $               44                      1,055
         Investment gains....................................           $              430                      2,167
         Investment losses...................................                        (386)                     (1,112)
           Net investment gains (losses).....................           $               44                      1,055

        The above table contains no sales of securities which the company had classified as held-to-maturity.
        The company transferred bonds of eight issuers from held-to-maturity to available-for-sale based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds was $26,068,637.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, equity securities available-for-sale and other long-term investments changed as follows:

                                                                            (000's) Omitted
                                                                     Net Unrealized Gains (Losses)
                                                      Debt                 Debt                 Equity
                                                   Securities           Securities            Securities            Other
                                                    Held-to-             Available-            Available-          Long Term
                                                    Maturity             for-Sale                for-Sale          Investments
Balance as of January 1, 1994...........        $     38,331              43,035                  282                  1,330
1994 Net Change.........................            (129,824)            (57,127)                 (95)                (1,330)
Balance as of December 31, 1994.......               (91,493)            (14,092)                 187                      -
1995 Net Change.........................             109,991              42,394                  206                      -
Balance as of June 30, 1995.............        $     18,498              28,302                  393                      -

        At June 30, 1995, and December 31, 1994, investments with statutory carrying values of $1,902,042,848 and $1,866,074,033, respectively, were on deposit with various insurance departments. These amounts exceeded the minimum required deposits by $63,902,498 and $66,325,834 as of June 30, 1995, and December 31, 1994, respectively.
3. Other Assets:
        Other assets consist of the following:

                                                                                    (000's Omitted)
                                                                                    June 30,                      December 31,
                                                                                     1995                          1994
        Property and equipment at cost:
         Home office building
          (including land of $352)...........................                $         2,366                      2,152
         Furniture and equipment.............................                          3,595                      3,464
         Automobiles.........................................                            115                        115
                                                                                       6,076                      5,731
         Less accumulated depreciation.......................                          3,514                      3,336
                                                                                       2,562                      2,395
        Other................................................                          1,279                      1,182
                                                                             $         3,841                      3,577

4. Reinsurance:
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

        For the                                                                      Ceded to
          Period                                                    Gross              Other                   Net
         Ended               Descriptions                           Amount            Companies               Amount
        June 30,       Life insurance in force                     $319,485           246,233                 73,252
          1995            Insurance premiums and
                                policy charges                        5,009               493                   4,516
        June 30,       Life insurance in force.                     367,529           292,745                 74,784
          1994            Insurance premiums and
                                policy charges                        4,095               570                  3,525
        June 30,       Future policy benefits..                  2,083,111             149,502                1,933,609
          1995
        December 31,   Future policy benefits ...                2,148,763             148,575                2,000,188
          1994

        The company had amounts receivable under reinsurance agreements of $147,256,670 and $149,656,094 as of June 30, 1995, and December 31, 1994,
respectively. Of the amounts, $145,446,683 and $147,949,099 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block.

        The following table identifies the components of the amounts receivable from ERC:

                                                                                 (000's Omitted)
                                                                               June 30,                      December 31,
                                                                                 1995                            1994

         Reserve for future policy benefits..................                $      144,410                     146,919
         Reimbursement for benefit payments and
          administrative allowance...........................                         1,037                        1,030
                                                                             $      145,447                   147,949

5. Credit Agreement:
        On December 29, 1994, the company entered into a credit agreement with The First National Bank of Chicago (First Chicago) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On July 28, 1995, this agreement was amended to reduce the commitment from $25,000,000 to $15,000,000. The company has agreed to pay a commitment fee of .25% per annum on the unused portion of the commitment. Borrowings under this agreement may be used for general corporate purposes.
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base rate announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, or (ii) a Eurodollar rate plus a margin ranging from 1.00% to 1.25%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American, minimum capital, surplus and asset valuation reserve of American and to maintain a maximum debt to equity (including indebtedness) ratio. The July 28, 1995 amendment deferred the minimum cash flow coverage ratio until December 31, 1995 and added a covenant requiring American to have statutory operating income in each quarter until the cash flow coverage ratio becomes effective.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases; and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
        At June 30, 1995, there had been no borrowings under this agreement.
6. Retirement Plans:
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during either the six months ended June
30, 1995 or 1994.
        The company sponsors a Leveraged Employee Stock Ownership Plan
(LESOP) for all full-time employees with one year of service.
        The LESOP has acquired shares of the company aggregating 370,244 through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,336,038 as of June 30, 1995, and December 31, 1994.

        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 366,711 shares of the company's common stock now owned by the LESOP, 98,336 shares have been allocated to the participating employees with the remaining 268,375 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $152,782, and $142,783, for the six months ended June 30, 1995, and 1994, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        As of June 30, 1995, three of the company's directors qualified for benefits under the plan. A liability in the amount of $434,520, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were ($86,660) and $1,068 for the six months ended June 30, 1995 and 1994, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the six months ended June 30, 1995, and 1994 were $125,853 and $93,259 respectively.
7. Stockholders' Equity:
        Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend, without prior consent of the Kansas Commissioner of Insurance, in an amount equal to the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December
31, 1994, surplus profits of American were $12,996,673 and 10% of statutory capital and surplus was $8,752,120. Statutory net gain (loss) from operations for the year 1994 was $5,645,097. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $100,000 each. As of June 30, 1995, and December 31, 1994, American's statutory capital and surplus was $85,970,908 and $87,521,204, respectively.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas (the company's domiciliary state) ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses not included in the calculation of the Asset Valuation Reserve (AVR) on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.

        This permitted accounting practice increased statutory surplus as of December 31, 1992, by $8,167,587. Gains and losses for years subsequent to 1992 are recorded in accordance with prescribed statutory accounting practices.
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. These options have an exercise price equal to the closing price of the company's stock on the date of grant and none may be exercised beyond ten years from the grant date. A total of 907,653 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:

                                                                                For the Period Ended
                                                                             June 30,                 December 31,
                                                                              1995                      1994
         Options outstanding, beginning of period.....................       859,837                   816,107
         Options granted.................................................     86,000                   95,000
         Options exercised...............................................    (38,184)                 (22,200)
         Options expired.................................................          -                  (29,070)
         Options outstanding, end of period..............................    907,653                   859,837
         Outstanding options exercisable at end of period............        726,653                   764,837
         Options reserved for future grants at end of period.........         46,247                   132,247
         Option prices per share:
          Exercised, during the period...................................     $4.84-$5.31              $5.31-$7.50
          Outstanding, end of period.....................................     $4.84-$12.66             $4.84-$12.66

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

                                                                          For the Period Ended
                                                                       June 30,            December 31,
                                                                         1995                1994
         Rights outstanding, beginning of period..........                 -                    30,000
         Rights granted............................................        -                         -
         Rights exercised..........................................        -                   (30,000)
         Rights expired............................................        -                         -
         Rights cancelled..........................................        -                         -
         Rights outstanding, end of period.........................      -0-                        -0-
         Rights reserved for future grants
          at end of period.........................................    5,000                     5,000

        The company recorded no compensation expense relating to stock appreciation rights for the six months ended June 30, 1995, and 1994, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

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
                                                             170,002

        On February 23, 1995, the board of directors declared an annual dividend of $.075 per common share, payable April 13, 1995, to stockholders of record on March 18, 1995. A liability in the amount of $760,883 has been established as of June 30, 1995, with an offsetting charge to retained earnings.
8. Stockholders' Rights Plan:
        On June 30, 1994, the company's Board of Directors voted to repeal the 1988 Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price. Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.
9. Other Revenue:
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American.
In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the six months ended June 30, 1995 and 1994 was $61,980 and $65,873, respectively.
10. Income Taxes:
        The provision for income taxes charged to operations was as follows:

                                                                                         (000's Omitted)
                                                                                          For the Six Months
                                                                                          Ended June 30,
                                                                                       1995                 1994

Current income tax expense (benefit)........................................           $107              4,467
Deferred income tax expense (benefit).......................................          3,709            (1,297)
    Total income tax expense................................................         $3,816             3,170

11. Contingencies:
        The company's insurance subsidiary is subject to state guaranty association assessments in all states in which it is admitted. Generally these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to the guaranty fund assessments impacted 1994 and 1993 income before taxes by approximately $(368,000) and $1,594,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
        The company specializes in the sale of Single Premium Deferred
Annuity (SPDA) products as a retirement savings vehicle for individuals. During each of the past three years, sales of SPDAs have accounted for at least 86% of the company's premiums received, while sales of Single Premium Immediate Annuities (SPIAs) and Flexible Premium Deferred Annuities (FPDAs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals (GAAP), premiums received on SPDAs, SPIAs without life contingencies and FPDAs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisiti on costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on SPDAs, SPIAs without life contingencies and FPDAs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1994, 1993 and 1992, the company's weighted average expected surrender levels were 9.0%, 13.0%, and 9.9%, compared to the weighted average actual surrenders of 9.8%, 14.7%, and 9.6%. The negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $18.3 million, or 17%, $139.6 million, or 43%, and $34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994, 7% for 1993 and 7% for 1992. Although, as of December 31, 1994, approximately $180.9 million, or 14% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $180.5 million of this amount is 6% or less. If the company reduces credited rate below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                                           For the Six Months Ended June 30,
                                                                  1995                                1994
                                                               (dollars in millions)
                                                               (percent of average
                                                             invested assets annualized)
Average invested assets <F1>.....................  $  1,940.1              100.00%            $    1,831.6           100.00%
Insurance premiums and policy charges............  $      4.5               .47%                        2.9            .32%
Net investment income <F2>........................       76.2               7.85                       69.2            7.55
Policyholder benefits...................                (58.7)              (6.05)                   (54.7)           (5.97)
Gross interest margin...........................         22.0               2.27                       17.4           1.90
Associated amortization of deferred
 acquisition costs......................                 (5.6)                (.58)                     (4.7)          (.52)
Net interest margin......... ...........                 16.4                1.69                       12.7          1.38
Net investment gains (losses)...........                  (.3)                (.03)                      1.1           .12
Associated amortization of deferred
 acquisition costs......................                   .1                 .01                        (.2)          (.03)
Net margin from investment gains (losses).........        (.2)               (.02)                        .8            .09
Total net margin........................                 16.1                1.66                       13.5           1.47
Expenses, net...........................                 (5.2)               (.54)                      (4.3)          (.46)
Operating earnings......................                 10.9                1.12                        9.2           1.01
Interest expense........................                    -                   -                          -              -
Earnings before income taxes.............                 10.9                1.12                        9.2           1.01
Income tax expense (benefit).............                  3.8                 .39                         3.2          .34
Net earnings.............................            $     7.1                 .73%                        6.1          .67%
Operating earnings.......................            $    10.9                1.12                         9.2          1.01%
Less: Net margin from investment gains
 (losses)......... ......................                  (.2)              (.02)                        .8          .09
Operating earnings excluding net investment
 gains (losses) and associated amortization
  of deferred policy acquisition costs.....          $     11.1              1.14%                       8.4          .92%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

                                                                                   For the Quarter Ended June 30,
                                                                            1995                                   1994
                                                                                   (dollars in millions)
                                                                                   (percent of average
                                                                                  invested assets annualized)
Average invested assets <F1>.................    $            1,947.2              100.00%            $    1,859.0          100.00%
Insurance premiums and policy charges........    $               2.6              .54%                          1.7          .36%
Net investment income <F2>....................                  38.0              7.80                         34.3          7.37
Policyholder benefits.........................                 (29.7)              (6.10)                     (27.7)          (5.95)
Gross interest margin..........................                 10.9              2.24                          8.3          1.78
Associated amortization of deferred
 acquisition costs...............................               (2.7)              (.55)                       (2.6)          (.56)
Net interest margin.............................                 8.2              1.69                          5.7          1.22
Net investment gains (losses)............                        (.3)              (.06)                        (.1)          (.02)
Associated amortization of deferred
 acquisition costs.........................                       .1              .02                             -          -
Net margin from investment gains (losses)......                  (.2)              (.04)                        (.1)          (.02)
Total net margin...........................                      8.0              1.65                          5.6          1.20
Expenses, net..................................                 (2.5)              (.52)                       (1.8)          (.38)
Operating earnings..................                             5.5              1.13                          3.8          .82
Interest expense........................                          -              -                               -          -
Earnings before income taxes............                         5.5              1.13                          3.8          .82
Income tax expense (benefit)... .......                          1.9              .40                           1.3          .28
Net earnings.................................   $                3.6              .73%                          2.5          .54%
Operating earnings..................            $                5.5              1.13                          3.8          .82%
Less: Net margin from investment gains
 (losses)...................................                    (.2)              (.04)                          .1          .02
Operating earnings excluding net investment
 gains (losses) and associated amortization
  of deferred policy acquisition costs......    $                5.7              1.17%                         3.9          .84%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to or from brokers on unsettled security trades at the beginningand end of period.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.
Results of Operations
Six Months Ended June 30, 1995, and 1994
        INSURANCE PREMIUMS AND POLICY CHARGES increased $1.6 million or 55%, to $4.5 million in 1995 from $2.9 million in 1994, due primarily to a $1.4 million increase in surrender charges received on increased surrenders of annuity policies.
        NET INVESTMENT INCOME increased $7.0 million, or 10%, to $76.2 million from $69.2
        million in 1994. This increase reflects both an increase in average invested assets from $1,831.6 million in 1994 to $1,940.1 million in 1995 and an increase in the average yield on invested assets from 7.6% for the six months ended June 30, 1994, to 7.9% for the same period in 1995. The 1994 yield was impacted by losses generated by an investment in investment partnerships. These partnerships form a fund of funds totalling $19.4 million on June 30, 1995, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $1.9 million in 1995 compared with a loss of $2.3 million in 1994.
        NET INVESTMENT GAINS (LOSSES) decreased $1.4 million, to a $.3 million loss in 1995, from a $1.1 million gain in 1994. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1994 are the result of general portfolio management.
The losses realized during 1995 reflect writedowns of $1.0 million taken on securities deemed to have an other than temporary dimunition in value offset by gains of $.7 million realized as a result of general portfolio management. Unrealized gains (losses) in the company's bond portfolio were $46.8 million, $(105.6) million and $50.4 million as of June 30, 1995, December 31, 1994 and June 30, 1994, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$4.0 million, or 7%, to $58.7 million in 1995 from $54.7 million in 1994.
This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of June 30, 1994, to 6.0% as of June 30, 1995, along with an increase in annuity liabilities to $1,989.2 million on June 30, 1995, from $1,905.7 million on June 30, 1994.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased $.6 million, or 12%, to $5.6 million in 1995 from $5.0 million in 1994. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $.3 million to a benefit of $.1 million in 1995 on $.3 million of loss, from $.2 million in 1994 on $1.1 million of gains. Amortization of DAC associated with gross interest margin increased $.9 million to $5.6 million in 1995 from $4.7 million in 1994. Acquisition costs incurred during 1995 and deferred into future policy periods were $16.1 million, compared with $13.1 million in 1994.
        General insurance expenses increased $.5 million or 13% to $4.4 million for the 1995 six months from $3.9 million for the same period in 1994. Management believes this increase can be attributed to increases in business activity and assets under management.
        Premium and other taxes, licenses and fees increased $.4 million to $.9 million in 1995 from $.5 million in 1994. This increase results from state guaranty association assessments covering policies issued by insolvent insurers. See Note 11 of Notes to Consolidated Financial Statements.
        Income tax expense increased $.6 million to $3.8 million in 1995 from $3.2 million in 1994. Taxes were provided at an effective rate of 35.0% on 1995 income and 34.3% on 1994 income.
Results of Operations
Three Months Ended June 30, 1995, and 1994
        INSURANCE PREMIUMS AND POLICY CHARGES increased $.9 million or 53%, to $2.6 million in 1995 from $1.7 million in 1994, due primarily to a $.8 million increase in surrender charges received on increased surrenders of annuity policies.
        NET INVESTMENT INCOME increased $3.7 million, or 11%, to $38.0 million from $34.3 million in 1994. This increase reflects both an increase in average invested assets from $1,859.0 million in 1994 to $1,947.2 million in 1995 and an increase in the average yield on invested assets from 7.4% for the quarter ended June 30, 1994, to 7.8% for the same period in 1995. The 1994 yield was impacted by losses generated by an investment in investment partnerships. These partnerships form a fund of funds totalling $19.4 million on June 30, 1995, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $.9 million in 1995 compared with a loss of $.9 million in 1994.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$2.0 million, or 7%, to $29.7 million in 1995 from $27.7 million in 1994.
This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of June 30, 1994, to 6.0% as of June 30, 1995, along with an increase in annuity liabilities to $1,989.2 million on June 30, 1995, from $1,905.7 million on June 30, 1994.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS (DAC) associated with investment gains decreased $.1 million to a benefit of $.1 million in 1995 on $.3 million of loss, from $-0- million in 1994 on $.1 million of losses. Amortization of DAC associated with gross interest margin increased $.1 million to $2.7 million in 1995 from $2.6 million in 1994. Acquisition costs incurred during 1995 and deferred into future policy periods were $8.7 million, compared with $6.7 million in 1994.
        General insurance expenses increased $.5 million or 29% to $2.2 million for the 1995 quarter from $1.7 million for the same period in 1994. Management believes this increase can be attributed to increases in business activity and assets under management.
        Premium and other taxes, licenses and fees increased $.2 million to $.3 million in 1995 from $.1 million in 1994. This increase results from state guaranty association assessments covering policies issued by insolvent insurers. See Note 11 of Notes to Consolidated Financial Statements.
        Income tax expense increased $.6 million to $1.9 million in 1995 from $1.3 million in 1994. Taxes were provided at an effective rate of 35.0% on 1995 income and 34.1% on 1994 income.
Liquidity and Capital Resources
        The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certai n agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
        The liquidity requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the six months ended June 30, 1995, and 1994, was ($41.3) million and $21.3 million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in the first six months of 1995 resulted primarily from a $81.4 million increase in surrender and death benefits paid, from $126.9 million to $208.3 million offset by a $18.1 million increase in premiums received from $145.4 million to $163.5 million.
        Net cash provided by the company's operating activities was $76.8 million and $61.3 million in 1995 and 1994, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2% and 2% as of June 30, 1995, and December 31, 1994, respectively). The weighted average duration of the company's investment portfolio was 4.5 years as of June 30, 1995.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's
Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated
Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December 31, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatman's First National Bank of Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $15,000,000 in the form of a 5-year reducing credit facility. For additional information regarding this credit agreement, see Note 5 of Notes to Consolidated
Financial Statements.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see
Note 11 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $147.3 million and $149.7 million as of June 30, 1995, and December 31, 1994, respectively. Of the amounts, $145.4 million and $147.9 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of Single Premium Whole Life (SPWL) policies written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract, the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. The company also receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1992 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1994), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend has continued into 1995. Management believes that surrenders are lower during periods of declining interest rates.
PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION
Item 1.           Legal Proceedings
        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
        None
Item 3.           Defaults upon Senior Securities
        None
Item 4.           Submission of Matters to a Vote of Security Holders
        The annual meeting of the stockholders of the company was held May
18, 1995. The following Directors were elected at the annual meeting:
                 Robert G. Billings
                 Jack H. Brier
                 Robert R. Lee II
        The names of the other Directors whose terms of office as Directors continued after the meeting were as follows:
                 Ralph W. Laster, Jr.
                 R. Rex Lee, M.D.
                 James V. O'Donnell
                 Janis L. Andersen
                 Mark V. Heitz
                 Robert T. McElroy, M.D.
        In addition, a proposal to approve the 1995 Agents Stock Option Plan for 500,000 shares passed with 7,765,800 shares voting in favor, 1,062,246 shares voting against and 298,341 shares abstaining.
Item 5.           Other Information
        None
Item 6.           Exhibits and Reports on Form 8-K
        (a)Exhibits (numbered in accordance with Item 601 of Regulations
S-K).

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

      Exhibit                                                                            Page Number or Incorporation
        Number                   Description                                               by Reference
 (4)(a)                   Specimen Common Stock Certificate                              Exhibit (4)(a) to Form 10-K
                                                                                         dated March 30, 1995.
 (10)(a)                  Amendment No. 1 to Credit Agreement                            P 34-38
                          dated December 29, 1994, between the
                          company, First National Bank of Chicago
                          and Boatmen's First National Bank
                          of Kansas City
 (11)                     Calculation of Earnings (Loss) per Share                 P 39
 (20)(a)                  Reports on Form 8-K
                          There were no reports on Form 8-K for
                          the three months ended June 30, 1995
 (22)                     Wholly-owned subsidiaries of the
                          registrant:

                          American Investors Life Insurance
                          Company, Inc.
                          415 Southwest Eighth Avenue
                          Topeka, Kansas 66603
                          American Investors Sales Group, Inc.
                          (formerly Gateway Corporation)
                          415 Southwest Eighth Avenue
                          AmVestors Investment Group, Inc.
                          (formerly American Investors Sales
                          Group, Inc.)
                          415 Southwest Eighth Avenue
                          Topeka, Kansas 66603
                          Omni-Tech Medical, Inc.
                          6206 Southwest Ninth Terrace
                          Topeka, Kansas 66615
 (27)                     Financial Data Schedule

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

Date:  August 11, 1995
33