Form 10-Q
period 1995-09-30
AMVESTORS FINANCIAL CORP
filed 1995-11-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Nine Months Ended September 30, 1995
Commission File Number 0-15330
AMVESTORS FINANCIAL CORPORATION
______________________________________________

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
       Class                                 Outstanding September 30, 1995
       _______                               _______________________________
       Common Stock, no par value                    10,135,175 shares

AMVESTORS FINANCIAL CORPORATION
INDEX

PARTI.               Financial Information:                         Page Number
                     Consolidated Balance Sheets-
                       September 30, 1995 and December 31, 1994          2-3
                     Consolidated Statements of Earnings-
                       Nine months ended September 30, 1995 and 1994       4
                     Consolidated Statements of Earnings-
                       Three months ended September 30, 1995 and 1994      5
                     Consolidated Statements of Stockholders' Equity-
                       Twelve months ended December 31, 1994 and
                       Nine months ended September 30, 1995                6
                     Consolidated Statements of Cash Flow-
                       Nine months ended September 30, 1995 and 1994      7-8
                     Notes to Consolidated Financial Statements          9-23
                     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations              23-30

PART II.             Other Information                                  31-32

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994
(000's Omitted)
(Unaudited)

ASSETS                                                                                 1995                  1994
Investments:
    Debt securities:
      Bonds:
        Held-to-maturity (market $1,206,446 and $1,145,692).    $    1,184,634        1,237,185
        Available-for-sale (cost $752,253 and $621,138).....           781,259             607,046
                                                                     1,965,893             1,844,231
    Equity securities, available-for-sale:
      Common stock (cost $557 and $2,124)...................               882              2,325
      Preferred stock (cost $4,704 and $45)..................             4,761           31
                                                                          5,643           2,356
    Other long-term investments..............................            41,694           58,773
    Short-term investments...................................               460             520
                                                                      2,013,690            1,905,880
    Less allowance for credit losses...........................           (1,580)          (2,231)
        Total investments......................................        2,012,110           1,903,649
Cash and cash equivalents.....................................           16,708            10,621
Accounts receivable (net of allowance for uncollectible
    accounts of $267 and $227)...............................             1,084              2,310
Amounts receivable under reinsurance agreements.............           146,218             149,656
Amounts receivable on securities settlements in process......            3,789               905
Accrued investment income...................................            28,632            29,296
Deferred policy acquisition costs............................          155,047            148,871
Deferred income taxes.......................................                -             11,136
Other assets.................................................            4,549             3,577
        Total assets............................................    $ 2,368,137           2,260,021

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994
(000's Omitted, except per share data)
(Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY                                                       1995                1994
Liabilities:

    Policy liabilities:
      Future policy benefits................................................             $ 2,209,756         2,148,763
      Other policy liabilities..............................................                   4,965             2,983
                                                                                           2,214,721         2,151,746
    Amounts due on securities settlements in process........................                   7,565               274
    Deferred income taxes...................................................                   4,306                 -
    Accrued expenses and other liabilities..................................                   4,197             3,805
                  Total liabilities.........................................               2,230,789         2,155,825
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, authorized -
      2,000,000 shares......................................................                       -                 -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 10,135,175 shares
       in 1995 and 10,034,742 shares in 1994................................                  12,897            12,769
    Paid in capital.........................................................                  64,250            63,499
    Unrealized investment gains (losses)(net of deferred
      policy acquisition cost amortization expense (benefit)
      of $7,347 and $(3,476) and deferred income tax
      expense (benefit) of $7,715 and $(2,616)).............................                  14,327            (7,813)
    Retained earnings.......................................................                  49,009            38,876
                                                                                             140,483           107,331
    Less leveraged employee stock ownership trust
      (LESOP)  .............................................................                  (3,135)           (3,135)
                  Total stockholders' equity................................                 137,348           104,196
                  Total liabilities and stockholders' equity................             $ 2,368,137         2,260,021

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Nine months ended September 30, 1995 and 1994
(000's Omitted, except per share data)
(Unaudited)

                                                                                      1995                    1994
Revenue:
    Insurance premiums and policy charges.............................           $   6,554                      4,831
    Net investment income.............................................             114,724                    105,361
    Net investment gains (losses).....................................               (993)                        328
    Other revenue.....................................................                683                          443
    Total revenue.....................................................             120,968                    110,963

Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders..................................................               88,588                    83,198
    Amortization of deferred policy acquisition
    costs    .........................................................                8,085                     7,524
    General insurance expenses........................................                6,315                     5,301
    Premium and other taxes, licenses and fees........................                1,256                       682
    Other expenses....................................................                  214                       176


    Total benefits and expenses.......................................             104,458                      96,881

Operating earnings....................................................              16,510                       14,082
Income tax expense....................................................               5,617                        4,816

Net earnings..........................................................           $  10,893                      9,266
Earnings per share of common stock:
    Primary:
    Net earnings......................................................           $    1.05                        .90
    Fully diluted:
    Net earnings......................................................           $    1.05                        .89
Average share outstanding:
    Primary                                                                      10,330                          10,352
    Fully diluted.....................................................           10,378                          10,358

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended September 30, 1995 and 1994
(000's Omitted, except per share data)
(Unaudited)

                                                                                      1995                       1994
Revenue:
    Insurance premiums and policy charges.............................        $   2,038                      1,886
    Net investment income.............................................           38,534                       36,198
    Net investment gains (losses).....................................           (687)                        (727)
    Other revenue.....................................................           493                          162
    Total revenue.....................................................           40,378                       37,519
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders..................................................           29,891                       28,519
    Amortization of deferred policy acquisition
    costs    .........................................................           2,516                        2,530
    General insurance expenses........................................           1,914                        1,361
    Premium and other taxes, licenses and fees........................           383                          198
    Other expenses....................................................           67                           60
    Total benefits and expenses.......................................           34,771                       32,668

Operating earnings....................................................           5,607                        4,851
Income tax expense....................................................           1,801                        1,646
Net earnings..........................................................        $  3,806                        3,205
Earnings per share of common stock:
    Primary:
    Net earnings......................................................        $     .37                        .31
    Fully diluted:
    Net earnings......................................................        $     .37                        .31
Average share outstanding:
    Primary                                                                      10,410                       10,347
    Fully diluted.....................................................           10,410                       10,354

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                                                Unrealized
                                                                                Investment
                                            Common    Paid-in           Gains     Retained        Treasury
                                            Stock      Capital         (Losses)   Earnings          Stock      LESOP      Total
Balance as of January 1, 1994............. $ 12,907      64,612         1,064       25,183               -     (3,421)    100,345
Net earnings................ ..............       -            -         -           13,693               -          -      13,693
Cumulative effect of adoption
  of SFAS 115...............................      -            -        19,613            -               -          -      19,613
Increase in unrealized invest-
  ment losses...............................      -            -        (28,490)          -               -          -    (28,490)
Remaining offering costs....................      -         (135)           -             -               -          -       (135)
Redemption of stockholders
  rights plan................................     -         (101)           -             -               -          -       (101)
Issuance of common stock:
  upon exercise of options....................   28          133            -             -               -          -        161
Tax effect of option exercises..........          -           10            -             -               -          -         10
Purchase of treasury shares..................     -            -            -             -             (1,186)      -      (1,186)
Retirement of treasury stock...............    (166)     (1,020)           -             -              1,186       -           0
Allocation of LESOP shares...............         -           -            -             -               -         286        286
Balance as of December 31, 1994.........     12,769       63,499       (7,813)      38,876               -       (3,135)    104,196
Net earnings..........................           -            -           -        10,893               -          -        10,893
Change in unrealized investment
  gains (losses)......................           -            -         22,140          -               -          -        22,140
Cash dividends to stockholders
  ($.075 cents per share on
   common stock)......................            -            -           -          (760)              -          -         (760)
Issuance of common stock:
  upon exercise of options...........           128          634           -             -               -          -          762
Tax effect of option exercises.........          -          117           -             -               -          -          117
Balance September 30, 1995............       $12,897      64,250        14,327       49,009              -       (3,135)  137,348

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
Increase (Decrease) in Cash and Cash Equivalents
Nine months ended September 30, 1995 and 1994
(Unaudited)
(000's Omitted)

                                                                                    1995                       1994
Operating Activities:
    Net earnings......................................................           $  10,893                  9,266
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Interest credited to policyholders..............................           90,145                       84,935
      Amortization of (discounts) premiums on debt
       securities, net................................................           (755)                        (2,062)
      Amortization of deferred policy acquisition costs...............           8,085                        7,524
      Net investment (gains) losses...................................           993                          (328)
      Accrued investment income.......................................           664                          (533)
      Deferred income taxes...........................................           5,111                        (486)
      Other, net......................................................           2,233                        (1,149)


    Net cash provided by operating activities.........................           117,369                      97,167

Investing Activities:
    Purchases of securities:
     Held-to-maturity.................................................           (5,118)                      (236,642)
     Available-for-sale...............................................           (232,752)                    (274,764)
    Proceeds from sale of securities:
     Held-to-maturity.................................................           -                            8,302
     Available-for-sale...............................................           72,830                       277,441
    Proceeds from maturity or redemption of securities:
     Held-to-maturity.................................................           26,303                       32,098
     Available-for-sale...............................................           56,193                       72,448
    Other long-term investments, net..................................           17,067                       (4,120)
    Short-term investments, net.......................................           60                           1,287
    Capitalization of deferred policy acquisition
    costs    .........................................................           (25,085)                     (19,517)
    Other, net........................................................           (1,218)                      (385)

    Net cash used in investing activities.............................           (91,720)                     (143,852)

Financing Activities:
    Premiums received.................................................           256,815                      206,889
    Surrender and death benefits paid.................................           (290,210)                    (181,223)
    Surrender and risk charges collected..............................           5,274                        4,199
    Securities settlements in process.................................           4,407                        2,811
    Cash dividends to stockholders....................................           (760)                        -
    Issuance of common stock..........................................           762                          (64)
    Other, net........................................................           4,150                        1,426


    Net cash provided by (used in) financing
     activities.......................................................           (19,562)                     34,038

Increase (Decrease) in Cash and Cash Equivalents......................           6,087                        (12,647)
Cash and Cash Equivalents:
    Beginning of year.................................................           10,621                       21,782
    End of year.......................................................         $ 16,708                        9,135

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
Increase (Decrease) in Cash and Cash Equivalents
Nine months ended September 30, 1995 and 1994
(Unaudited)
(000's Omitted)

                                                                      1995                 1994
Supplemental schedule of cash flow information:

    Income tax payments (refunds)......................            $   (1,332)                5,305

    Interest payments.............  ....................           $         -                    -

    Change in net unrealized investment gains (losses)
     on available-for-sale securities..................            $    43,294                (2,166)

    Less: Associated (increase) reduction in amortization
             of deferred policy acquisition costs.......              (10,823)               (387)

         Deferred income tax (expense) benefit........                (10,331)                 877

    Net change in net unrealized gains (losses) on
     available-for-sale securities.....................            $    22,140                (1,676)


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

        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of earnings and the statements of cash flow for the nine month periods ended September 30, 1995 and 1994.
C.  INVESTMENTS:

        Securities investments that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost, except those securities with an other than temporary impairment in value which are carried at estimated net realizable value. The company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet, with the change in fair value during the period included in earnings. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of amortization of deferred acquisition cost and income tax as a separate component of stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisors. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        An allowance for credit losses has been recorded to reduce total investments by charging investment losses. The recorded allowance reflects management's estimate of losses existing in the company's invested assets, which may occur in the future due to conditions unknown to management at this time. Management periodically reviews the adequacy of the allowance for credit losses. As credit losses are realized, they are charged against the allowance.
        Investments in common stock and non-redeemable preferred stock are carried at market.
        The cost of securities sold is determined on the identified certificate basis.

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

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of September 30, 1995, and December 31, 1994, were as follows:

                                                                       (000'sOmitted)
                                                                   1995                                     1994
                                                             Carrying          Fair             Carrying                Fair
                                                              Value           Value                Value               Value
    Assets
          Debt securities.....................        $1,965,893           1,987,705                   1,844,231      1,752,738
          Equity securities...................             5,643              5,643                        2,356          2,356
          Other long-term investments.........            41,694             41,726                      58,773          58,536
          Short-term investments..............               460                460                         520          520
          Cash and cash equivalents...........            16,708             16,708                      10,621          10,621
          Accounts receivable on
           securities settlements in
            process...........................             3,789              3,789                          905          905
          Accounts receivable and
           accrued investment income..........            29,716             29,716                      31,606          31,606
    Liabilities:
          Future policy benefits -
           investment contracts...............         1,974,495         1,855,570                     1,917,066      1,799,090
          Other policy liabilities............             4,965             4,965                         2,983          2,983
          Amounts due on securities
           settlements in process.............             7,565              7,565                          274            274
          Accrued expenses and other
           liabilities........................             4,197              4,197                        3,805          3,805

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

___________________________________________________________

        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - THE CARRYING AMOUNTS REPORTED IN THE BALANCE SHEET FOR THESE ASSETS APPROXIMATES FAIR VALUE.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E.  DEFERRED POLICY ACQUISITION COSTS:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Determination of expected gross profits includes management's best estimate of certain elements over the life of the contracts, including anticipated excess investment income, surrender charge revenues and mortality charge revenues (single premium life insurance). Estimates of expected gross profits used as a basis for amortization are evaluated regularly by management, and the total amortization recorded to date is adjusted by a charge or credit to the statement of earnings if actual experience indicates that the estimates should be revised.
        Net investment gains (losses) will result in the company experiencing investment margins greater than or less than those estimated. As a result of losses experienced during the first nine months of 1995, amortization of deferred policy acquisition costs was reduced by $229,637. Gains experienced during the same period of 1994 resulted in additional amortization of $78,480. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.

___________________________________________________________

f.  Future policy benefits:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
G.  PARTICIPATING POLICIES:
        The company issued participating policies in past years on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
H.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 3 to 10 years.
I.  INCOME TAXES:
        The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
J.  EARNINGS PER SHARE:
        Earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method.
K.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
L.  NEW ACCOUNTING STANDARDS:
        Effective January 1, 1995, the company adopted the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure about the amount, nature, and terms of derivative financial instruments. Since the company has no derivative financial instruments as defined in the Statement, the adoption of this accounting standard did not result in any additional financial statement disclosure.
M.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the September 30, 1994 and December 31, 1994 financial statements to the September 30, 1995 presentation.

2. Investments:
_________________
A summary of investment income is as follows:

                                                                                 (000's Omitted)
                                                                                For the Period
                                                                                  Ended September 30,
                                                                             1995                 1994
Debt securities...........................................        $ 109,827             105,999
Equity securities.................................                       70                  38
Other long-term investments........................                   5,258                  69
Short-term investments..............................                  1,173                 642
                                                                    116,328             106,748
Less investment expenses...............................               1,604               1,387

Net investment income...................................          $ 114,724             105,361
Net investment gains (losses):
    Debt securities...........................................    $  (1,119)               (252)
    Equity securities..........................................         475                 580
    Increase in allowance for credit losses.....................       (325)                  -
    Other......................................................         (24)                  -
Net investment gains (losses)...................................   $   (993)                 328

        Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy that yields in excess of the S&P 500 Index may be obtained. The partnerships are carried at an amount equal to the company's share of the partnerships' estimated market value with related unrealized gains and losses recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially affect the company's earnings for any given period.
        The maturity of the company's debt and equity securities portfolio as of September 30, 1995 was as follows:

                                                                        (000'sOmitted)
                                                                    As ofSeptember 30, 1995
                                                  Held-to-Maturity                           Available-for-Sale
                                                               Estimated                                   Estimated
                                             Book                Market                  Book                Market
                                            Value                Value                  Value                Value
Debt securities:
 One year or less                       $         6,499                6,580                 25,457               24,011
 Two years through five years                   251,640              256,462                178,267              182,753
 Six years through ten years                    821,049              837,594                415,375              436,531
 Eleven years and after                         105,446              105,810                133,154              137,964

                                              1,184,634              1,206,446                752,253              781,259
Equity securities                                    -                    -                   5,261                5,643

                                           $  1,184,634              1,206,446                 757,514              786,902

        These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        As used in the above table and elsewhere in this report, book value is defined as amortized cost, including adjustments for any other than temporary dimunitions in value, prior to any market value adjustments.

_____________________________

        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of September 30, 1995, and December 31, 1994, were as follows:

                                                                                            (000's Omitted)


                                                                                       Estimated
                                                                        Book           Unrealized       Unrealized           Market
                                                                       Value             Gains             Losses            Value
                         September 30, 1995
                        ___________________
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade........................ $       771,556            20,595             8,501           783,650
  High-yield........................               101,790             3,381             1,272           103,899
                                                   873,346            23,976             9,773           887,549
  U.S. Treasury obligations.....                     8,298               277               100             8,475
  Mortgage-backed securities.......                302,990             8,151               719           310,422

  Bonds held-to-maturity............             1,184,634             32,404            10,592         1,206,446
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade..............                   323,906            18,111               137           341,880
  High-yield...................                     40,670               421               958            40,133
                                                   364,576            18,532             1,095           382,013

  U.S. Treasury obligations.................        44,362                21               124            44,259
  Mortgage-backed securities.......                343,315            13,266             1,594           354,987
  Bonds available-for-sale.....                    752,253            31,819             2,813           781,259

  Total bonds...................                 1,936,887             64,223            13,405         1,987,705
Equity securities available-for-sale..               5,261               713               331             5,643
                                             $   1,942,148              64,936            13,736         1,993,348

                         December 31, 1994
                         __________________
Bonds held-to-maturity:
  Corporate debt obligations
  Investment grade............................ $       792,746             1,160            62,907           730,999
  High-yield............................               135,698               108             9,267           126,539
                                                       928,444             1,268            72,174           857,538
  U.S. Treasury obligations..........                    3,618                 -               319             3,299
  Mortgage-backed securities........                   305,123                 1            20,269           284,855
  Bonds held-to-maturity............                 1,237,185              1,269            92,762         1,145,692
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade..................                   253,055             1,005             5,633           248,427
  High-yield........................                     1,218                 -                 8             1,210
                                                       254,273             1,005             5,641           249,637

  Mortgage-backed securities.......................    366,865               590            10,046           357,409

  Bonds available-for-sale....................         621,138             1,595            15,687           607,046

  Total bonds........................                1,858,323              2,864           108,449         1,752,738
Equity securities available-for-sale..........           2,169               417               230             2,356
                                                   $ 1,860,492             3,281           108,679         1,755,094

____________________________

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

                                                         (000's Omitted)
                                                      Accumulated                           Estimated
                                     Original            Write             Carrying           Market
                                       Cost              Downs              Value             Value
September 30, 1995                $    7,545                7,545                -               -
December 31, 1994                 $    9,535                7,814            1,721            1,721

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

        The book value, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of September 30, 1995, and December 31, 1994 were as follows:

                                                                                             (000's Omitted)


                                                                                                                Estimated
                                                                    Book       Unrealized        Unrealized      Market
            September 30, 1995                                      Value         Gains             Losses         Value
Government agency mortgage-backed securities:
    Planned amortization classes................................$    75,647             650                -          76,297
    Targeted amortization classes and
     accretion directed classes.................................       7,796              242             -           8,038
    Pass-throughs...............................................          33               3              -              36
          Total government agency
         mortgage-backed securities.............................      83,476              895             -          84,371
Government-sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes................................     389,770           16,314            334        405,750
    Sequential classes..........................................      19,603            1,025             -         20,628
    Pass-throughs...............................................       3,286               12             -          3,298
          Total government-sponsored enterprise
            mortgage-backed securities..........................     412,659           17,351            334        429,676
Other mortgage-backed securities:
    Planned amortization classes................................      19,486              109             -         19,595
    Sequential classes..........................................     116,442            3,061            385        119,118
    Pass-throughs...............................................          11               1              -              12
    Subordinated classes........................................      14,231               -           1,594        12,637
          Total other mortgage-backed securities................     150,170            3,171          1,979        151,362
Total mortgage-backed securities................................  $  646,305           21,417          2,313        665,409

___________________________

                                                                                                  (000's Omitted)


                                                                                                                   Estimated
                                                                      Book        Unrealized        Unrealized      Market
             December 31, 1994                                       Value          Gains             Losses         Value
Government agency mortgage-backed securities:
    Planned amortization classes................................    $   75,557               12             5,614         69,955
    Targeted amortization classes and
     accretion directed classes...........................               7,729                -               319          7,410
    Pass-throughs................................ ......                    40                2                -              42
          Total government agency
           mortgage-backed securities........................            83,326                14            5,933         77,407
Government sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes.........................                410,313               104           15,852         394,565
    Sequential classes............................. ......                19,705                -             1,087          18,618
    Pass-throughs.......................................                   299                -                 2             297

          Total government sponsored enterprise
           mortgage-backed securities....................               430,317               104           16,941         413,480
Other mortgage-backed securities:
    Planned amortization classes.........................                22,686                22            745            21,963
    Sequential classes....................................               125,100               451            5,345          120,206
    Pass-throughs......................................                    13                -                -                13
    Subordinated classes.................................                10,546                -             1,351            9,195
          Total other mortgage-backed securities.........               158,345               473            7,441          151,377

Total mortgage-backed securities..........................            $ 671,988               591            30,315        642,264

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 21.6% and 21.6% of the carrying value of the company's mortgage-backed securities as of September 30, 1995 and December 31, 1994, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 76.2% and 76.8% of the carrying value of the company's mortgage-backed securities as of September 30, 1995 and December 31, 1994.

___________________________

        As of September 30, 1995, 76.8% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 76.4% as of December 31, 1994. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of 6 issues, with a carrying value of $20,288,693 as of September 30, 1995, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.
        The amounts shown as "estimated market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. Losses are recogni zed in the period they occur based upon specific review of the securities portfolio and other factors.
        The consideration received on sales of debt and equity securities, carrying value and realized gains and losses on those sales were as follows:

                                                                                             (000's Omitted)
                                                                                    For the Period Ended September 30,

                                                                                 1995                       1994
         Consideration received..............................                $     175,505                     400,561
         Carrying value......................................                       176,149                    400,233

           Net investment gains (losses).....................                $        (644)                        328

         Investment gains....................................                $        1,533                      3,388
         Investment losses...................................                       (2,177)                    (3,060)

           Net investment gains (losses).....................                $           (644)                     328

        During 1995, the company transferred bonds of nine issuers from held-to-maturity to available-for-sale based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds at the time of transfer was $30,671,714. Included in the above table are 1995 losses of $2,096,881 on the sale of bonds of four issuers which the company had transferred from held-to-maturity to available-for-sale.
        The 1994 amounts include bonds of one issuer which the company had classified as held-to-maturity, the sale of which resulted in a loss of $205,526. The decision to sell these bonds was based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds at the time of sale was $8,507,732.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, equity securities available-for-sale and other long-term investments changed as follows:

                                                                                      (000's) Omitted
                                                                               Net Unrealized Gains (Losses)

                                                            Debt                   Debt                 Equity
                                                         Securities             Securities            Securities            Other
                                                          Held-to-              Available-            Available-          Long Term
                                                          Maturity               for-Sale              for-Sale          Investments
Balance as of January 1, 1994...........                  $  38,331               43,035                 282               1,330
1994 Net Change.........................                   (129,824)              (57,127)                (95)            (1,330)

Balance as of December 31, 1994.........                    (91,493)              (14,092)                187                -
1995 Net Change.........................                    113,305                43,098                 195                -
Balance as of September 30, 1995........                   $ 21,812                29,006                 382                -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Investments (continued):
___________________________

        At September 30, 1995, and December 31, 1994, investments with statutory carrying values of
        $1,948,676,266 and $1,866,074,033, respectively, were on deposit with various insurance departments. These amounts exceeded the minimum required deposits by $67,474,357 and $66,325,834 as of September 30, 1995, and
December 31, 1994, respectively.
3. Other Assets:
________________

        Other assets consist of the following:

                                                                                             (000's Omitted)

                                                   September 30,       December 31,
                                                       1995               1994

         Home office building
          (including land of $352)................ $     3,160           2,152
         Furniture and equipment..................       3,644           3,464
         Automobiles..............................         115             115
                                                         6,919           5,731
         Less accumulated depreciation..........         3,635           3,336
                                                         3,284           2,395
        Other......................................      1,265           1,182
                                                    $    4,549           3,577

4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

     For the                                               Ceded to
      Period                                 Gross          Other            Net
      Ended            Descriptions          Amount       Companies         Amount
  September 30,  Life insurance in force    $318,346       243,301          75,045
          1995   Insurance premiums and
                 policy charges                7,267           713           6,554

 September 30,   Life insurance in force     336,808       264,858          71,950
         1994    Insurance premiums and
                 policy charges                5,558           727           4,831

September 30,   Future policy benefits     2,209,756       145,512        2,064,244
     1995

  December 31,    Future policy benefits   2,148,763       148,575        2,000,188
    1994

        The company had amounts receivable under reinsurance agreements of $146,217,620 and $149,656,094 as of September 30, 1995, and December 31,
1994, respectively. Of the amounts,
        $144,509,068 and $147,949,099 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block.

__________________________
        The following table identifies the components of the amounts receivable from ERC:

                                                                 (000'sOmitted)
                                                              September 30,   December 31,
                                                                 1995           1994
         Reserve for future policy benefits................    $143,835         146,919
         Reimbursement for benefit payments and
          administrative allowance...................               674           1,030
                                                               $144,509           147,949

5. Credit Agreement:
____________________
        On December 29, 1994, the company entered into a credit agreement with The First National Bank of Chicago (First Chicago) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On July 28, 1995, this agreement was amended to reduce the commitment from $25,000,000 to $15,000,000. The company has agreed to pay a commitment fee of .25% per annum on the unused portion of the commitment. Borrowings under this agreement may be used for general corporate purposes.
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base rate announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, or (ii) a Eurodollar rate plus a margin ranging from 1.00% to 1.25%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American, minimum capital, surplus and asset valuation reserve of American and to maintain a maximum debt to equity (including indebtedness) ratio. The July 28, 1995 amendment deferred the minimum cash flow coverage ratio until December 31, 1995 and added a covenant requiring American to have statutory operating income in each quarter until the cash flow coverage ratio becomes effective.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases; and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
        At September 30, 1995, there had been no borrowings under this agreement.
6. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during either the nine months ended September 30, 1995 or 1994.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all
        full-time employees with one year of service.
        The LESOP has acquired shares of the company aggregating 370,244 through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,336,038 as of September 30, 1995, and December 31, 1994.

________________________________
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 361,735 shares of the company's common stock now owned by the LESOP, 93,360 shares have been allocated to the participating employees with the remaining 268,375 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $229,173, and $214,174, for the nine months ended September 30, 1995, and 1994, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        As of September 30, 1995, three of the company's directors qualified for benefits under the plan. A liability in the amount of $433,419, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were
        ($87,761) and $(10,662) for the nine months ended September 30, 1995 and 1994, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the nine months ended September 30, 1995, and 1994 were $166,292 and
        $146,277 respectively.
7. Stockholders' Equity:
________________________
        Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend, without prior consent of the Kansas Commissioner of Insurance, in an amount equal to the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1994, surplus profits of American were $12,996,673 and 10% of statutory capital and surplus was $8,752,120. Statutory net gain (loss) from operations for the year 1994 was $5,645,097. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $100,000 each. As of September 30, 1995, and December 31, 1994, American's statutory capital and surplus was
        $86,852,958 and $87,521,204, respectively.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas (the company's domiciliary state) ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses not included in the calculation of the Asset Valuation Reserve (AVR) on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions.

____________________________________
provided by the NAIC. This differs from prescribed statutory accounting practices.
        This permitted accounting practice increased statutory surplus as of December 31, 1992, by $8,167,587. Gains and losses for years subsequent to 1992 are recorded in accordance with prescribed statutory accounting practices.
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. These options have an exercise price equal to the closing price of the company's stock on the date of grant and none may be exercised beyond ten years from the grant date. A total of 845,404 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:


                                                                For the PeriodEnded
                                                                  September30,    December 31,
                                                                       1995         1994
         Options outstanding, beginning of period..............      859,837         816,107
         Options granted.......................................       86,000          95,000
         Options exercised....................................      (100,433)        (22,200)
         Options expired....................................               -         (29,070)
         Options outstanding, end of period..................        845,404          859,837
         Outstanding options exercisable at end of period.......     704,404          764,837
         Options reserved for future grants at end of period....      46,247         132,247
         Option prices per share:
          Exercised, during the period.........................     $4.84-$10.63      $5.31-$7.50
          Outstanding, end of period...........................     $4.84-$12.66      $4.84-$12.66

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

                                                                       For thePeriod Ended
                                                                     September30,                  December 31,
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

____________________________________
        The company recorded no compensation expense relating to stock appreciation rights for the nine months ended September 30, 1995, and 1994, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

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
                                                                       170,002

8. Stockholders' Rights Plan:
______________________________

        On June 30, 1994, the company's Board of Directors voted to repeal the 1988 Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price. Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.
9. Other Revenue:
__________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the nine months ended September 30, 1995 and 1994 was $92,103 and $98,148, respectively.
10. Income Taxes:
_________________
        The provision for income taxes charged to operations was as follows:

                                                              (000's Omitted)
                                                           For the Nine Months
                                                            Ended September30,
                                                         1995             1994
Current income tax expense (benefit)...................   $506            5,302
Deferred income tax expense (benefit)..................  5,111            (486)
    Total income tax expense..........................  $5,617            4,816

11. Acquisition:
__________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it will acquire all of the outstanding capital stock of Financial Benefit Group, Inc., (FBG) a Delaware corporation, for $5.31 per share, payable in the company's common stock, warrants and cash.
        FBG is an insurance holding company which owns all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owns all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
        The merger is subject to the approval of the shareholders of FBG and the company and the fulfillment of certain other conditions set forth in the merger agreement. In addition, approval of the Commissioner of Insurance of the State of Florida is required prior to consummation of this transaction.
        The company expects to receive all necessary approvals so that a closing may occur prior to January 31, 1996.
        The transaction will be accounted for using the purchase method with any resulting goodwill being amortized over a period not to exceed 40 years.
12. Contingencies:
__________________

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

General
        The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of Single Premium Immediate Annuities (SPIAs) and Flexible Premium Universal Life policies (FPULs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals (GAAP), premiums received on deferred annuities, SPIAs without life contingencies and FPULs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.

        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1994, 1993 and 1992, the company's weighted average expected surrender levels were 9.0%, 13.0%, and 9.9%, compared to the weighted average actual surrenders of 9.8%, 14.7%, and 9.6%. For the first nine months of 1995, the company's weighted average expected surrender level was 8.9%, compared to weighted average actual surrenders of 15.5% for such period. Historically, the negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994, 1993 and 1992, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million, $326.2 million, and $160.4 million during 1994, 1993 and 1992, respectively. As a result, $18.3 million, or 17%, $139.6 million, or 43%, and $34.6 million, or 22%, of such policies were surrendered during 1994, 1993, and 1992, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994, 7% for 1993 and 7% for 1992. Although, as of December 31, 1994, approximately $180.9 million, or 14% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $180.5 million of this amount is 6% or less. If the company reduces credited rate below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                                                         For the Nine Months Ended September 30,
                                                                                     1995                                1994
                                                                                    (dollars in millions)
                                                                                     (percent of average
                                                                                     invested assets annualized)
Average invested assets <F1>...................        $1,962.5              100.00%            $    1,850.6          100.00%
Insurance premiums and policy charges..............    $    6.6              .45%                        4.8          .34%
Net investment income <F2>......................          114.7              7.79                        105.4          7.45
Policyholder benefits.....................               (88.6)              (6.02)                     (83.2)          (5.88)
Gross interest margin.....................                32.7              2.22                         27.0          1.91
Associated amortization of deferred
 acquisition costs........................                (8.3)              (.56)                       (7.4)          (.53)
Net interest margin........................               24.4                1.66                        19.6        1.38
Net investment gains (losses).............                (1.0)              (.07)                          .3          .02
Associated amortization of deferred
 acquisition costs........................                  .2                .02                          (.1)          (.01)
Net margin from investment gains (losses)....              (.8)              (.05)                          .2          .01
Total net margin.........................                  23.6              1.60                         19.8          1.39
Expenses, net............................                 (7.1)              (.48)                       (5.7)          (.41)
Operating earnings.......................                 16.5               1.12                         14.1          .98
Interest expense..........................                   -                  -                             -          -
Earnings before income taxes.............                 16.5               1.12                         14.1          .98
Income tax expense (benefit)..............                 5.6                .38                           4.8          .31
Net earnings................................            $    10.9                .74%                          9.3          .67%
Operating earnings...........................           $    16.5               1.12%                        14.1          .98%
Less: Net margin from investment gains
 (losses)...................................                 (.8)              (.05)                          .2          .01
Operating earnings excluding net margin
 from investment gains (losses)...............           $    17.3              1.17%                        13.9          .97%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

                                                            For the QuarterEnded September 30,
                                                      _________________________________________________________

                                                             1995                               1994
                                                                  (dollars inmillions)
                                                                 (percent ofaverage
                                                                 investedassets annualized)
Average invested assets <F1>............         $ 1,973.6             100.00%            $    1,886.5          100.00%
Insurance premiums and policy charges........    $     2.0                .41%                     1.9          .40%
Net investment income <F2>..................          38.5                7.80                    36.2          7.68
Policyholder benefits.......................         (29.9)             (6.06)                  (28.5)          (6.05)
Gross interest margin.......................          10.7                2.16                    9.6            2.03
Associated amortization of deferred
 acquisition costs.........................           (2.7)              (.55)                   (.7)           (.57)
Net interest margin........................            8.0               1.62                    8.9          1.46
Net investment gains (losses)............              (.7)              (.14)                   (.7)          (.15)
Associated amortization of deferred
 acquisition costs.....................                  .2               .04                     .2          .04
Net margin from investment gains (losses)               (.5)             (.10)                   (.5)          (.11)
Total net margin..........................              7.5              1.52                    6.4           1.35
Expenses, net...........................               (1.9)             (.38)                  (1.5)          (.31)
Operating earnings.......................               5.6              1.14                    4.9           1.04
Interest expense.................                         -                 -                      -            -
Earnings before income taxes.................           5.6              1.14                    4.9           1.04
Income tax expense (benefit)................            1.8               .37                    1.7          .36
Net earnings...............................          $  3.8              .77%                    3.2          .68%
Operating earnings.........................          $  5.6              1.14%                   4.9          1.04%
Less: Net margin from investment gains
 (losses)................................               (.5)             (.10)                  (.5)          (.11)
Operating earnings excluding net margin
 from investments gains (losses)............         $  6.1              1.24%                   5.4          1.15%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to or from brokers on unsettled security trades at the beginningand end of period.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 1995, and 1994
        INSURANCE PREMIUMS AND POLICY CHARGES increased $1.8 million or 38%, to $6.6 million in 1995 from $4.8 million in 1994, due to a $1.8 million increase in surrender charges received on increased surrenders of annuity policies.
        NET INVESTMENT INCOME increased $9.3 million, or 9%, to $114.7 million from $105.4
        million in 1994. This increase reflects both an increase in average invested assets from $1,850.6 million in 1994 to $1,962.5 million in 1995 and an increase in the average yield on invested assets from 7.5% for the nine months ended September 30, 1994, to 7.8% for the same period in 1995. The
1994 yield was impacted by losses generated by an investment in investment partnerships. These partnerships form a fund of funds totalling $22.4 million on September 30, 1995, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $3.0 million in 1995 compared with a loss of $1.5 million in 1994.
        NET INVESTMENT GAINS (LOSSES) decreased $1.3 million, to a $1.0 million loss in 1995, from a $.3 million gain in 1994. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during 1994 are the result of general portfolio management.
The losses realized during 1995 reflect writedowns of $1.0 million taken on securities deemed to have an other than temporary dimunition in value offset in part by gains and losses realized as a result of general portfolio management. Unrealized gains (losses) in the company's bond portfolio were $50.8 million, $(105.6) million and $(68.7) million as of September 30, 1995, December 31, 1994 and September 30, 1994, respectively.
        OTHER REVENUE increased $.3 million, or 75%, to $.7 million for the 1995 nine months from $.4 million for the same period in 1994. This increase is due to an increase in Omni-Tech sales.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$5.4 million, or 6%, to $88.6 million in 1995 from $83.2 million in 1994.
This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of September 30, 1994, to 6.0% as of September 30, 1995, along with an increase in annuity liabilities to $2,033.2 million on September 30, 1995, from $1,944.1 million on September 30, 1994.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased $.6 million, or 8%, to $8.1 million in 1995 from $7.5 million in 1994. Amortization of deferred policy acquisition costs (DAC) associated with investment gains decreased $.3 million to a benefit of $.3 million in 1995 on $1.0 million of losses, from $.1 million in 1994 on $.3 million of gains. Amortization of DAC associated with gross interest margin increased $.9 million to $8.3 million in 1995 from $7.4 million in 1994. Acquisition costs incurred during 1995 and deferred into future policy periods were $25.1 million, compared with $19.5 million in 1994.
        General insurance expenses increased $1.0 million, or 19%, to $6.3 million for the 1995 nine months from $5.3 million for the same period in 1994. Management believes this increase can be attributed to increases in business activity and assets under management.
        Premium and other taxes, licenses and fees increased $.6 million to $1.3 million in 1995 from $.7 million in 1994. This increase results from state guaranty association assessments covering policies issued by insolvent insurers. See Note 12 of Notes to Consolidated Financial Statements.
        Income tax expense increased $.8 million to $5.6 million in 1995 from $4.8 million in 1994. Taxes were provided at an effective rate of 34% on 1995 and 1994 income.
RESULTS OF OPERATIONS
Three Months Ended September 30, 1995, and 1994
        INSURANCE PREMIUMS AND POLICY CHARGES increased $.1 million or 5%, to $2.0 million in 1995 from $1.9 million in 1994, due primarily to a $.3 million increase in surrender charges received on increased surrenders of annuity policies partially offset by a $.2 million decrease in SPIA sales.
        NET INVESTMENT INCOME increased $2.3 million, or 6%, to $38.5 million from $36.2 million in 1994. This increase reflects both an increase in average invested assets from $1,886.5 million in 1994 to $1,973.6 million in 1995 and an increase in the average yield on invested assets from 7.7% for the quarter ended September 30, 1994, to 7.8% for the same period in 1995.
The 1994 yield was impacted by losses generated by an investment in investment partnerships. These partnerships form a fund of funds totalling $22.4 million on September 30, 1995, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $1.0 million in 1995 compared to $.3 million in 1994.
        NET INVESTMENT GAINS (LOSSES) were unchanged with a loss of $.7 million for both the 1995 and 1994 period. Gains and losses may be realized upon securities which are disposed of for various reasons. The losses realized during both the 1995 and 1994 period are the result of general portfo lio management. Unrealized gains (losses) in the company's bond portfolio were $50.8 million, $(105.6) million and $(68.7) million as of September 30, 1995, December 31, 1994 and September 30, 1994, respectively.
        OTHER REVENUE increased $.3 million, or 50%, to $.5 million for the 1995 three months from $.2 million for the same period in 1994. This increase is due to an increase in Omni-Tech sales.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$1.4 million, or 5%, to $29.9 million in 1995 from $28.5 million in 1994.
This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of September 30, 1994, to 6.0% as of September 30, 1995, along with an increase in annuity liabilities to $2,033.2 million on September 30, 1995, from $1,944.1 million on September 30, 1994.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS (DAC) associated with investment gains represents a benefit of $.2 million on $.7 million of losses in both the 1995 and 1994 period. Amortization of DAC associated with gross interest margin increased $.1 million to $2.7 million in 1995 from $2.6 million in 1994. Acquisition costs incurred during 1995 and deferred into future policy periods were $9.0 million, compared with $6.4 million in 1994.
        General insurance expenses increased $.5 million or 36% to $1.9 million for the 1995 quarter from $1.4 million for the same period in 1994. Management believes this increase can be attributed to increases in business activity and assets under management.
        Premium and other taxes, licenses and fees increased $.2 million to $.4 million in 1995 from $.2 million in 1994. This increase results from state guaranty association assessments covering policies issued by insolvent insurers. See Note 12 of Notes to Consolidated Financial Statements.
        Income tax expense increased $.1 million to $1.8 million in 1995 from $1.7 million in 1994. Taxes were provided at an effective rate of 32% on 1995 income and 34% on 1994 income.
LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certai n agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
        The liquidity requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the nine months ended September 30, 1995, and 1994, was ($91.7) million and $(143.8) million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in the first nine months of 1995 resulted primarily from a $109.0 million increase in surrender and death benefits paid, from $181.2 million to $290.2 million offset by a $49.9 million increase in premiums received from $206.9 million to $256.8 million.
        Net cash provided by the company's operating activities was $117.4 million and $97.1 million in 1995 and 1994, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2% and 2% as of September 30, 1995, and December 31, 1994, respectively). The weighted average duration of the company's investment portfolio was 4.4 years as of September 30, 1995.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's
Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated
Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December 31, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatman's First National Bank of Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $15,000,000 in the form of a 5-year reducing credit facility. For additional information
regarding this credit agreement, see Note 5 of Notes to Consolidated
Financial Statements.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see
Note 11 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of 146.2 million and $149.7 million as of September 30, 1995, and December 31, 1994, respectively. Of the amounts, $144.5 million and $147.9 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of Single Premium Whole Life (SPWL) policies written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract, the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. The company also receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1992 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1994), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend has continued into 1995. Management believes that surrenders are lower during periods of declining interest rates.

PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.           Legal Proceedings
________________________________

        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
_____________________________________

        None
Item 3.           Defaults upon Senior Securities
_________________________________________________

        None
Item 4.           Submission of Matters to a Vote of Security Holders
__________________________________________________________________________

        None
Item 5.           Other Information
________________________________

        None
Item 6.           Exhibits and Reports on Form 8-K
___________________________________________________

        (a)Exhibits (numbered in accordance with Item 601 of Regulations
S-K).

        Exhibit
  Page Number or Incorporation
         Number                   Description
      by Reference
 (2)(a)                   Plan and Agreement of Union dated
         Exhibit (2) to Registration
                          July 10, 1986, between AmVestors
         Statement on Form S-2,
                          Financial Corporation and American
         File #2-82811 dated
                          Investors Life Insurance Company,
         November 26, 1996.
                          Inc.

 (2)(b)                   Resolutions of the Board of
         Exhibit (2)(a) to Form 10-Q
                          Directors dated January 7, 1988,
         dated May 11, 1988.
                          providing for succession to the
                          position of Chairman of the Board
                          of Directors

 (2)(c)                   Agreement and Plan of Merger dated
         PP 34-74
                          September 8, 1995, between Financial
                          Benefit Group, Inc., AmVestors
                          Financial Corporation and AmVestors
                          Acquisition Subsidiary, Inc.

 (2)(d)                   Amendment No. 1 dated October 17, 1995
         PP 75-76
                          to the Agreement and Plan of Merger
                          dated September 8, 1995, between
                          Financial Benefit Group, Inc.,
                          AmVestors Financial Corporation and
                          AmVestors Acquisition Subsidiary, Inc.

 (4)(a)                   Specimen Common Stock Certificate
         Exhibit (4)(a) to Form 10-K

         dated March 30, 1995.

      Exhibit
  Page Number or Incorporation
        Number                Description
        by Reference
 (10)(a)                  Amendment No. 1 to Credit Agreement
    Exhibit (10)(a) to Form 10-Q
                          dated December 29, 1994, between the
    dated August 11, 1995.
                          company, First National Bank of Chicago
                          and Boatmen's First National Bank
                          of Kansas City

 (11)                     Calculation of Earnings (Loss) per Share
    P 77

 (20)(a)                  Reports on Form 8-K
                          The company filed a report on Form 8-K
                          on September 22, 1995
 (22)                    Wholly-owned subsidiaries of the
                          registrant:

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

Date:  November 13, 1995
      ____________________
33