Form 10-K
period 1995-12-31
AMVESTORS FINANCIAL CORP
filed 1996-03-15
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

  For fiscal year ended
    December 31, 1995    Commission File Number 0-15330

AMVESTORS FINANCIAL CORPORATION
_____________________________________
(Exact name of registrant as specified in its charter)
          Kansas                                       48-1021516

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

415 Southwest 8th Avenue, Topeka, Kansas                            66603
(Address of principal executive offices)                          (Zip code)
Registrant's telephone number, including area code: (913) 232-6945 Securities registered pursuant to Section 12(g) of the Act:
Common Stock*
______________

Title of class
*Report being filed pursuant to Section 13 of the act.
    Indicate by check mark whether the registrant (2) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
     ___      ___
        ___________________________________________________________________

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to the Form 10-K. (   )
    The aggregate market value (based upon the last sale price as quoted by The New York Stock Exchange on February 21, 1996) of the shares held by non-affiliates was approximately $108,416,000.
         As of February 21, 1996, there were 10,154,995 shares of the registrant's common stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                              Form 10-K Reference
__________                                ________________________



Proxy Statement - Annual Meeting of       Part III, Items 10,
Stockholders to be held May 16, 1996      12 and 13

PART 1
Item 1.  Description of Business
__________________________________
Item 1. (a)  General Development of Business
_______________________________________________
        AmVestors Financial Corporation (AmVestors or the company) is an insurance holding company whose principal subsidiaries are American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales) and AmVestors Investment Group, Inc. (AIG). AmVestors was incorporated in 1986 to serve as a holding company for all of the common stock of American.
        American specializes in the sale of deferred annuity products throughout the United States. Deferred annuities accounted for approximately 96% of all premiums received by the company in 1995. Other products offered include single premium immediate annuities (SPIAs) and flexible premium universal life policies (FPULs). As of December 31, 1995, the company had total annuity contracts in force of $2.1 billion.
        The company designs its products and directs its marketing efforts towards the savings and retirement market. U.S. Census Bureau statistics indicate that the pre-retirement segment of this market, ages 45 to 64,("pre-retirement market") is the fastest growing age group in the country and also project a 30% increase in the number of individuals in this age group during the 1990s. Historically, the 50 and older age group has accounted for over 80% of all annuity premiums received by the company and, to date, the average premium received by it per annuity contract has been approximately $22,000. The company continues to target this age group because management believes that as this group ages, it will have an increasing interest in saving for retirement, nursing home care and unanticipated medical costs.
        The company seeks to make sales in the market for retirement savings products by offering annuity products that meet the demands of agents and the pre-retirement population. The company markets its annuity products through independent agents licensed in 47 states and the District of Columbia. Agents are recruited through the company's wholly-owned subsidiary, American Sales, as well as through various other marketing organizations. As of December 31, 1995, the company had approximately 7,500 independent agents licensed to sell the company's products. The company does not market its annuity products through stockbrokers. The company endeavors to attract agents to sell its products by offering a broad selection of fixed annuity products, by providing timely, comprehensive services to agents and customers and by continuing to specialize in annuity products. Since 1990, over 34% of annuity premiums received by American have been produced by agents recruited by American Sales, resulting in commission savings for the company as compared with business produced by agents recruited through other NMOs.
        The company's strategy is to expand sales in a growing market, attract quality agents, sell products with profit potential and maintain a high quality investment portfolio.
        The company incorporates certain features in its annuity contracts that are designed to reduce the occurrence and effect of premature contract terminations and significant withdrawals. Such features include surrender charges which decline over time and which apply, subject to certain exceptions, to premature terminations during the first five to fourteen years of an annuity contract. In addition, annual withdrawals free of surrender charges are generally limited to 10% of an annuity's cash value. Certain of
American's annuities also provide for deferred payments of the surrender value of the annuity over a five year period or market value adjustments of surrender value which reflect changes in interest rates.
        Certain annuity policies incorporate a "bailout" feature which generally allows policyowners to withdraw their account balances for a limited period of time, free of surrender charges, if credited rates fall below a specified level. The company experienced significant surrenders following the reduction of credited rates below specified "bailout" levels during 1992 and 1993.
        Founded in 1965, American has focused on the sale of single premium annuity products since 1984. On June 8, 1995, A.M. Best which rates insurance companies based on factors of concern to policyowners, reaffirmed American's "A-" (Excellent) rating. On February 15, 1995, Duff & Phelps reaffirmed American's claims paying ability rating of "A+" (Single-A-Plus).
        There were no material proceedings involving the company or any of its subsidiaries.
        On September 8, 1995, the company signed a merger agreement pursuant to which it will acquire all of the outstanding capital stock of Financial Benefit Group (FBG), a Delaware corporation, for $5.31 per share, payable in the company's common stock, warrants and cash.
        FBG is an insurance holding company which owns all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owns all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
Item 1. (b)  Financial Information About Industry Segments
_______________________________________________________________
  The company does not have any material reportable segments.
Item 1. (c)  Narrative Description of Business
_________________________________________________
        See Item 1. (c) (l) (i)
Item 1. (c) (1)  Business Done and Intended to be Done
___________________________________________________________
        See Item 1. (c) (l) (i)
Item 1. (c) (1) (i)  Principal Products
___________________________________________
Industry Overview
        Annuities have traditionally been used by individuals as a tax-deferred savings vehicle for retirement planning. U.S. Census Bureau statistics indicate that the 45 to 64 age group is the fastest growing age group in the country and project a 30% increase in the number of individuals in this age group during the 1990s. The company believes that this demographic trend, longer life expectancy, and rising per capita income, as well as the tax deferred savings advantage of annuity products relative to other savings products, will increase demand for single premium annuities for retirement planning.
Company Overview
        Founded in 1965, American has focused on the sale of single premium annuities since 1984. During various periods prior to 1984, American offered participating and nonparticipating ordinary life insurance, flexible premium annuities and certain disability income and cancer expense policies. However, in the middle 1980s, American perceived greater opportunities in the savings and retirement market and began to concentrate its marketing efforts on the sale of single premium annuities.
Strategy
        The company has developed its business strategy to better enable it to capitalize on what it perceives as significant opportunities in the growing annuity market. The elements of this strategy are to (i) expand sales in a growing market while maintaining its focus on single premium annuities,
(ii) attract quality agents, (iii) design and sell products with profit potential, and (iv) maintain a high quality investment portfolio.
        EXPAND SALES IN A GROWING MARKET. The company believes that its focus on deferred annuity products in the expanding savings and retirement market provides opportunity for growth. The company seeks to meet the needs of the savings and retirement market by offering a portfolio of single premium annuity products nationwide. Over 80% of American's premiums received have been from individuals ages 50 and over.
        ATTRACT QUALITY AGENTS. The company intends to pursue the growth of its business through increased production from existing agents and through the creation of new agent relationships. American believes that it is able to attract agents to sell its products by providing a broad selection of fixed annuity products and timely, comprehensive services to agents and customers. The company recruits agents through its wholly-owned subsidiary, American Sales, and through other marketing organizations, and regularly evaluates its distribution system for growth opportunities. American has approximately
7,500 independent insurance agents licensed to sell its products in 47 states and the District of Columbia.
        DESIGN AND SELL PRODUCTS WITH PROFIT POTENTIAL. The company seeks to design its products to enhance the potential for profit and reduce the risk of loss. Management's philosophy is to limit sales of annuities when it believes that market conditions would prevent the company from achieving targeted spreads. The company adjusts credited rates based on prevailing market conditions and available investment yields, subject to certain interest rate guarantees. Annuities currently issued by the company include features such as surrender charges, limited free withdrawal privileges, market value adjustments and deferred payout provisions. These features are designed to encourage persistency and provide protection from losses due to premature termination. Management continuously monitors and adjusts its produc t features and terms in response to market conditions.
        MAINTAIN A HIGH QUALITY INVESTMENT PORTFOLIO. The company seeks to maintain a high quality investment portfolio and to purchase investments taking into account the anticipated cash flows of its assets and liabilities. As of December 31, 1995, approximately 98% of the company's investment portfolio consisted of bonds approximately 92% of which were investment grade. The weighted average duration of the company's bond portfolio was 4.4 years as of that date.
Marketing and Distribution
        To access the market of potential annuity buyers, the company maintains a network of independent agents licensed in 47 states and the District of Columbia. As of
December 31, 1995, American had approximately
7,500 agents contracted to sell its annuity products.
        The company also maintains contact with approximately 29,000 agents that are not currently licensed, but have either sold American's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent the company in selling its products. However, in order to save costs associated with reappointing agents, the company does not automatically relicense an agent that has not written business for twelve months. Such costs include the annual licensing fee of $20 to $40 per agent.
        The company recruits new agents through American Sales and through other marketing organizations. Because both American Sales and other marketing organizations rely on independent agents, the company does not maintain an exclusive or captive sales force thereby avoiding the related costs. Since 1990, over 31% of annuity premiums received by American have been produced by agents recruited through American Sales. Marketing organizations are responsible for, and bear the cost of, recruiting agents.
In accordance with industry custom, American Sales and the marketing organizations receive a gross commission from American for originating an annuity contract, a portion of which is paid to the originating agent (the "street commission"). The marketing organizations or American Sales retains the difference between the gross commission and the street commission (the "override commission"). The availability of override commissions provides an economic incentive to the marketing organizations to recruit agents who produce business.
        The company, through American Sales, recruits new agents principally through direct mail solicitations. The company analyzes the market for its products and reviews the number and geographical distribution of licensed agents regularly. Data reviewed include premiums received and agents licensed per capita by state. This allows the company to identify specific regions of the country where it believes it can most effectively recruit agents for the sales of its annuity products. The company develops a targeted list of potential agents from sources such as databases of licensed agents maintained by state insurance commissioners as well as industry associations such as the Million Dollar Round Table and the American Society of Chartered Life Underwriters. The company also regularly advertises its products, rates and commission levels in various industry trade publications. To be contracted by the company, agents must be licensed by state insurance regulatory authorities and have their applications approved by the company.
        Crediting rates, commissions, the perceived quality of the issuer, product features and services are generally the principal factors influencing an agent's willingness and ability to sell particular annuity products. The company believes that both agents and policyowners value the service provided by the company. For example, American generally issues a deferred annuity policy, together with the agent's commission check, within 72 hours of receiving the application and premium. The company also seeks to provide ongoing service to the agent. Towards that end, the company provides agents with access to the company's senior executives. The company had developed an interactive system accessible by all agents to obtain policy information. In addition, agents and annuitants can access information about their policies via a toll-free telephone number.
        The company collects premiums from policyowners throughout the United States. During 1995, 62.0% of its deferred annuity sales were in the following states:
California (10.6%), Florida (8.7%),   Ohio (6.5%), Texas
(6.1%),Illinois (6.0%), New Jersey (5.5%), Pennsylvania (5.1%), Wisconsin (4.8%), Kansas (4.6%) and Michigan (4.1%).
        The company is not dependent on any one agent or agency for any substantial amount of its business. No single agent accounted for more than 1.0% of American's annual sales in 1995, and the top twenty individual agents accounted for approximately 10.6% of American's volume in 1995. The company does not have exclusive agency agreements with its agents and management believes most of these agents sell products, similar to those sold by American, for other insurance companies. This can result in sales declines if for any reason American is relatively less competitive or there are concerns such as existed in 1991, about asset quality, the downgrade in American's A.M.Best rating, and the insolvencies of other insurance companies.
        The four major independent marketing organizations through which the company recruits agents to sell its annuity products were responsible for the recruitment of agents that accounted for 62.0% of premiums received during 1995. While the termination of the company's relationships with any of its marketing organizations could result in the loss of agents and could adversely affect the level of sales and surrenders, the company does not believe that the loss of any one marketing organization would have a material adverse effect on the financial condition of the company.
Products
        The company specializes in the sale of deferred annuity products to individuals. During each of the past three years, sales of deferred annuities have accounted for approximately 96% of the company's premiums received, while sales of SPIAs and FPULs have accounted for virtually all remaining premiums received.
        Single premium deferred annuities involve a one-time premium deposit by the policyowner at the time of issuance. Following an accumulation period, the policyowner is entitled to receive the principal value plus accumulated interest credited to such annuity, payable either in a lump-sum or through annuity payments over a certain period or for life. Interest credited during the accumulation period generally is not subject to federal or state income tax. Payments are typically made to the annuitant after age 65 and are taxable at the tax rate then applicable to the annuitant.
        American currently sells annuity products with different benefits, interest rates and commission structures. These products offer tax-deferred accumulation of interest, various interest guarantees, guaranteed cash values, and a choice of guaranteed income options on the selected maturity date. The portfolio of products is continuously reviewed with new plans added and others discontinued in an effort to remain competitive.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. In determining credited rates, American takes into account the profitability of its annuity business and the relative competitive positions of its products. Credited rates during the initial and any renewal period are based on assumptions and estimates relating principally to persistency, investment yield and expenses as well as managemen t's judgment as to certain market and competitive conditions.
        American's deferred annuities have an initial credited interest rate (currently 5.25% to 9.75%, depending on the features of the contract) guaranteed for a period of one to five years. Following the initial guarantee period, American may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts. Such minimum guaranteed rates typically range from 3% to 6%. The credited rates on deferred annuities with accumulated values of approximately $470.2 million are currently set at the minimum guaranteed rate. The accumulated values of deferred annuities by credited interest rates are as follows as of December 31, 1995: $896.1 million-less than or equal to 5.5%; $611.6 million-greater than 5.5% but less than or equal to 6.5%; $332.3 million-greater than 6.5% but less than or equal to 7.5%; and $189.2 million-greater than 7.5%. The credited rates on deferred annuities representing a majority of total accumulated value may be reset by the company within a period of one year subject to the guaranteed minimum rate.
        The company incorporates a number of features in its annuity products designed to reduce the occurrence and adverse effect of premature termination of the policy. Premature termination of an annuity contract results in the loss of future investment earnings related to the annuity deposit and in the accelerated recognition of deferred expenses related to policy acquisition, principally commissions, which are otherwise recoverable over the life of the policy.
        The primary feature incorporated by the company to minimize premature terminations is a surrender charge. While the policyowner is permitted at any time to withdraw all or part of the accumulated value of his policy, such withdrawals are generally subject to a surrender charge for the period of years specified in the contract. The surrender charge, which is a percentage of the total accumulated value including accrued interest, is designed to discourage premature termination. Surrender charges, subject to certain exceptions, apply for the number of years specified in the contract and decline to zero over a period of five to fourteen years. All annuities currently issued by the company include surrender charges and approximately 90% of the company's contracts in force currently have surrender charges. The company generally limits free annual withdrawal to 10% of accumulated value.
        When the company receives a request for surrender of an annuity policy, a conservation letter is mailed to the policyowner. This letter is designed to inform the policyowner of the possible tax implications and the surrender charge payable under the annuity policy. No surrender benefits are paid until the company receives a written response to the conservation letter. Typically policyowners who have requested a surrender of $10,000 or more are personally contacted by telephone. The company's conservation procedures are designed to (i) attempt to conserve the business, (ii) ascertain the causes of the surrenders, and (iii) identify and terminate agents who write low persistency business. In certain contracts, the surrender charge is waived for a period of 45 to 60 days following the crediting of a renewal rate below a specified rate (the "bailout" rate). Of the company's $2.1 billion annuity contracts in force as of December 31, 1995, $213.1 million have a "bailout" feature remaining. The "bailout" rate on $211.0 million of this amount is 6% or less. Surrender charges also generally do not apply to one-time annual withdrawals by policyowners of up to 10% of the accumulated value of the annuity.
        Approximately 39% of the deferred annuity business in force as of December 31, 1995, provides that the company may pay any surrender value in level installments over 60 months in lieu of a lump sum payment.
Additionally, at that date approximately 11% of the deferred annuity business in force had a market value adjustment provision that will provide American with additional protection during a period of rising interest rates through a reduction in the surrender value payable upon surrender of the policy.

Investments
        The company's earnings are largely determined by its ability to maintain a spread between its investment results and the interest credited on its annuity products. As of December 31, 1995, the company had $2,143.8 million of cash and invested assets of which $2,046.1 million or approximately 95% represented investments in bonds, which had a duration of
4.4 years. At that date, approximately 92% of the company's bond portfolio was rated investment grade. As of December 31, 1995, the market value of the company's bond portfolio exceeded its book value by $96.8 million.
        The following table summarizes the company's investment results for the period indicated:
Investment Results

                                       For the Year Ended December 31,
                                            1995         1994         1993
                                               (dollars in millions)

          Average invested assets <F1>.. $1,992.7     $ 1,862.3    $ 1,770.9
          Net investment income <F2>....    156.5         142.0       138.5
          Yield <F3>....................      7.9%         7.6%         7.8%
          Net investment gains <F4>.....       1.0            .8         17.0

          Trading losses.................       (.9)           -            -
________________
    <F1>  Average of cash, invested assets (before SFAS 115 adjustment) and net
amounts
    due to or from brokers on unsettled security trades at the beginning and end of period.
<F2>  Net of investment expenses.
<F3>  Net investment income divided by average invested assets.
<F4> Net invested gains (losses) include in 1994 and 1993 provisions for impairments in value that were considered other than temporary.

        The following table sets forth the company's investment portfolio as of December 31, 1995:
Investment Portfolio

                                         As of December 31, 1995
                                          Carrying
                                           Value       % of Total
                                          (dollars in millions)
Debt Securities <F1>:
  Available-for-sale:
   U.S. Government.....................   $     52.7          2.5%
   Investment grade corporate..........      1,139.5         53.1
   Non-investment grade corporate......        151.5          7.0
   Mortgage-backed <F2>.................        700.9         32.7
                                           ____________      ____________
      Total debt securities
       available-for-sale.............       2,044.6         95.3
                                           ____________      ____________
  Trading:
   Investment grade corporate..........           .5          -
   Non-investment grade corporate......          1.0           .1
                                           ____________      ____________
      Total debt securities trading....           1.5          .1
                                           ____________      ____________
      Total debt securities............     2,046.1        95.4
                                           ____________      ____________


  Equity Securities<F3>:
   Available-for-sale
   Common stock........................          1.2          .1
   Preferred stock.....................          7.7           .3
       Total equity securities
        available-for-sale.............          8.9          .4
Trading:
   Preferred stock.....................           .6          -
      Total equity securities trading..           .6           -
      Total equity securities..........          9.5          .4
  Mortgage loans on real estate.....             5.4          .3
  Real estate <F4>...................             .3          -
  Policy loans......................             5.3          .3
  Other long-term investments <F5>...           28.5         1.3
  Short-term investments <F6>........             .4           -
      Total investments.............         2,095.5        97.7
  Cash..............................            48.3         2.3
      Total cash and investments....      $  2,143.8       100.0%

    <F1> Debt securities classified as  "available-for-sale" or "trading" are carried
    at estimated market value. Total market value of debt securities as of December 31, 1995, was approximately $2,046.1 million, representing net unre-
    alized investment gains of approximately $96.8 million.
<F2> Consist primarily of collateralized mortgage obligations ("CMOs").
<F3> Equity securities are stated at current market values. Original cost of equity securities as of December 31, 1995, was approximately $9.2 million.
<F4> Real estate owned is carried at cost less depreciation.
<F5> Consist principally of investments in limited partnerships which are carried
    at an amount equal to the company's share of the partnerships' estimated market value with any unrealized gains or losses recorded in net investment
    income.
    <F6> Short-term investments are carried at amortized cost which approximates
    market value.

        Included in other Long Term Investments on December 31, 1995, were $23.1 million, at market, of limited partnership investments. These funds are managed by outside investment advisors. The investment guidelines of these partnerships allow for a very broad range of investment alternatives to include, but not limited to, derivatives, currencies, foreign and U.S.
stocks, foreign and U.S. bonds, futures, options and commodities. Such partnerships are generically referred to as hedge funds. These investments were made with a goal of obtaining yield over time which exceeds the yield of the S&P 500 Index and are carried at market value with any unrealized gains and losses recorded in Net Investment Income in the company's statement of earnings. Net Investment Income (Loss) on these partnerships were $3.6 million, ($1.9) million, and $1.2 million for 1995, 1994 and 1993, respectively. The company first invested in such partnerships in July 1993.; therefore, 1993 income represents partial year results. Management believes that the earnings on this class of investments could experience greater volatility than that which might be achieved by the S&P 500 Index and could, therefore, materially affect the company's earnings for any given period.
        Bonds and mortgage-backed securities often contain options which permit an issuer to call, prepay or repurchase a security at a specified price in the future. When a security is called, it is probable that American will have to reinvest the proceeds at a lower interest rate. Mortgage-backed securities are accounted for using expected prepayment assumptions. Accordingly, as prepayment rates on mortgage-backed securities change, the company adjusts its income realization on mortgage-backed securities to reflec t its best estimate of future cash flows and the corresponding income resulting from the accretion of discounts and the amortization of premiums.
        Mortgage-backed securities are subject to prepayment risk. This is due to the fact that in periods of declining interest rates, the mortgages which collateralize the security may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of lower prevailing rates. As a result, holders of mortgage-backed securities could receive prepayments on their investments which the holder may not be able to reinvest at interest rates comparable to the rate on the prepaying security.

        The company has reduced this risk of prepayment by investing a majority (approximately 75%) of its mortgage-backed investment portfolio in planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other tranches ("support classes") of the CMO. Sequential and pass-through classes represent approximately 23% of the book value of the company's mortgage-backed securities as of December 31, 1995.
        In some instances, American invests in non-agency, non-government sponsored enterprise mortgage-backed securities. Such investments comprised 25% of the book value of American's mortgage-backed securities at December 31, 1995. The credit risk associated with non-agency, non-government sponsored enterprise mortgage-backed securities generally is greater than that of an agency or government sponsored enterprise mortgage-backed securities which benefit from either explicit or implicit guarantees of the U.S. government or an agency or instrumentality thereof; however, with the exception of six issues, with a carrying value of $19.3 million as of December 31, 1995, all of the company's investments in other mortgage-backed securities are rated A or better by Standard & Poor's or Moody's. As of December 31, 1995, the company did not own any "interest only," "principal only," or "residual" classes of CMOs.
        For additional information on the company's investment in mortgage-backed securities see Note 2 of Notes to Consolidated Financial Statements.
        The company carries all investments which it believes have experienced other than temporary declines in value at estimated net realizable value. The following table indicates by quality rating the composition of the company's debt securities portfolio (at amortized cost and market value) excluding short-term investments as of December 31, 1995:
        Composition of Debt Securities by Quality Rating

                                       As of December 31, 1995
                                   ___________________________________
                                           % of     Market or     % of

                               Amortized    Debt     Estimated  Invested
                                 Cost   Securities Fair Value   Assets
                                         (dollars in millions)
Investment Grade:
  U.S. Government, its agencies and
    government sponsored
     enterprises..................$ 556.9      28.6%  $  585.2   27.9%
  Aaa.............................   135.9       7.0     140.7    6.7
  Aa..............................   121.6       6.2     127.8    6.1
  A...............................   565.1      29.0     594.1   28.4
  Baa.............................   411.2      21.1     438.5   20.9
    Total investment grade........ 1,790.7      91.9   1,886.3   90.0
Non-investment grade:
  U.S. Government, its agencies and
    government sponsored
     enterprises                       9.6        .5       7.2      .4
  Ba..............................   134.9       6.9     139.2     6.6
  B...............................    14.1        .7      13.4      .6
    Total non-investment grade....   158.6       8.1     159.8     7.6
    Total debt securities.........$1,949.3     100.0% $2,046.1    97.6%

      As used in the above table and elsewhere in this report, book value is defined as amortized cost, including adjustments for any other then temporary dimunitions in value, prior to any market value adjustments.
        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
        Rising interest rates could encourage increased policy surrenders. This could create the need to sell bonds at a time when their market values are below their book values.
        The weighted average life and duration of the company's bond portfolio as of December 31, 1995, and for the past three years were as follows:
Weighted Average Life and Duration (expressed in years)

                                       As of December 31,
                                   1995       1994        1993
Weighted average life........       5.9         6.7        5.5
Weighted average duration<F1>       4.4         4.7         4.2
    <F1> Reflects average duration weighted by market value. Duration is a measure
    of price sensitivity of a bond to changes in interest rates.

        See Note 2 of Notes to Consolidated Financial Statements for information regarding the maturity of the company's bond portfolio as of December 31, 1995.
        The company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The relatively short-term nature of the investment portfolio reflects the characteristics of the company's liabilities. Approximately 90% of the policy and deposit liabilities of the company represents reserves for deferred annuities that may be partially or totally surrendered at the policyholders' option, subject to surrender charges, market value adjustments or other limitations, when applicable. The cash flows of the company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The company periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Because of the significant uncertainties involved in the estimation of asset and liability cash flows, there can be no assurance that the company will be able to effectively manage the relationship between its asset and liability cash flows.
        See "Management Discussion and Analysis of Financial Condition and Results of Operations" with respect to amounts of securities sold. See Notes
1 and 2 of Notes to Consolidated Financial Statements for additional information with respect to investments.
Other Insurance Products
        Prior to 1987, American sold, among other products, cancer expense plans and nonparticipating and participating life insurance. In 1982,
American reinsured all of its cancer expense plans and in 1986, American reinsured approximately 65% of its nonparticipating life insurance in force through assumption reinsurance treaties. The total reserves on reinsurance ceded under assumption reinsurance treaties were approximately $11 million at the time of transfer. A recent federal district court decision held that in certain circumstances an insurer may remain contingently or primarily liable for policy liabilities transferred in assumption reinsurance transactions. Based on management's belief that the reinsurers are solvent and capable of meeting all obligations on the policies reinsured, management considers the likelihood that any liability would inure to the company remote. However, in the event of the insolvency of the reinsurers, it is possible that the company would be liable for the reinsured policies.
        American has $16.6 million face amount of participating life insurance policies in force, net of reinsurance, and $55.2 million of nonparticipating life insurance, net of reinsurance, in force. American has followed a plan of paying dividends on its outstanding participating life insurance policies in amounts determined annually by its Board of Directors and expects to continue doing so in the future. For the year ended December 31, 1995, dividends paid under these policies totalled $.2 million. Actual mor tality experience in a particular period may be different than actuarially expected mortality experience and, consequently, may adversely affect the company's operating results for such period.
Reinsurance
        American reinsures portions of life insurance risks with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Generally, American enters into traditional reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss exposure on risks that exceed American's policy retention limits, currently $150,000 per life. Reinsurance does not fully discharge American's obligation to pay policy claims on the reinsured business. American remains responsible for policy claims to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by American has failed to pay any policy claims (either individually or in the aggregate) with respect to such ceded business. As of December 31, 1995, American had ceded to reinsurers $240.2 million of its $312.0 million of life insurance in force and had taken $145.2 million of related reserve credits against future policy benefits. Of the insurance ceded and reserve credits taken, $212.3 million and $143.6 million, respectively, relate to one reinsurance contract with Employers Reassurance Corporation (ERC). This reinsurance agreement pertains to the coinsurance of 90% of all risks associated with all of the SPWL policies written by the company prior to 1989. Based on a review of the statutory Annual Statements filed by ERC with the Kansas Insurance Department and ERC's A.M. Best rating of "A+" (Superior), the company believes that ERC is solvent and capable of meeting its obligations on the policies reinsured.
Ratings
        American has been rated "A-" (Excellent) by A.M. Best since 1991.
A.M. Best's ratings for insurance companies currently range from "A++" to
"F," and some companies are not rated. Publications of A.M. Best indicate that "A" (Excellent) and "A-" (Excellent) ratings are assigned to those companies which, in A.M. Best's opinion, have achieved excellent overall
performance when compared to the norms of the life insurance industry, and generally, have demonstrated a strong ability to meet their policyholder and other contractual obligations. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy of its policy reserves and the experience and competency of its management. American has a claims paying ability rating from Duff & Phelps of "A+" (High). Duff & Phelps' claims paying ability ratings represent its opinion as to the financial ability of an operating insurance company to meet obligations under its insurance policies and are based on current information provided by the insurance company and other sources. Higher ratings generally indicate financial stability and a strong ability to pay claims. A.M. Best's and Duff & Phelps' ratings are based upon factors of concern to policyowners, agents and intermediaries and are not directed toward the protection of investors.
Regulation
        The company and American are subject to the insurance laws and regulations of Kansas, the domiciliary state of American, and the laws and regulations of the other states in which American is licensed to do business. At present, American is licensed to conduct business in 47 states and the District of Columbia. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition.
        American is required to file annual statutory financial statements in each jurisdiction in which it is licensed. Additionally, American is subject to periodic examination by the insurance departments of the jurisdictions in which it is licensed, authorized and accredited. The Kansas Insurance Department completed its most recent examination of American for the years ended December 31, 1990 through December 31, 1993. The results of this examination contained no material adverse findings.
        INSURANCE HOLDING COMPANY REGULATIONS; RESTRICTIONS ON DIVIDENDS AND DISTRIBUTIONS. The company and American are subject to regulation under the insurance and insurance holding company statutes of Kansas. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
        The company is an insurance holding company and substantially all income
reflected in its Consolidated Statements of Earnings is derived from the operations of American. The company's assets consist primarily of the stock of American and its other subsidiaries. Dividends, fees, rents and commissions received from American have been, and together with the company's retained funds and earnings thereon will be, the source of funds for the payment of debt service, operating and other expenses incurred by the company. Insurance laws and regulations of Kansas, the state of incorporation of American, restrict the flow of funds, including dividends, from American to the company. In addition, the payment of dividends, fees, rents and commissions by American reduces its capital and surplus, and therefore, can affect the amount of annuities it can write.
        Pursuant to the Kansas Insurance Holding Company Act, American may not, without prior approval of the Kansas Insurance Department, pay dividends if the amount of such dividends added to all other dividends or other distributions made by American within the preceding twelve months exceeds the greater of (i) its statutory net gain from operations for the prior calendar year or (ii) 10% of statutory surplus at the end of the preceding calendar year. During the year ended December 31, 1995, American had a statutory net gain from operations of $6.0 million. As of December 31, 1995, 10% of American's statutory surplus was $9.8 million. In addition, another provision of Kansas insurance law limits dividends that American may pay to the company to earned surplus calculated on a statutory basis, which totalled $16.8 million as of December 31, 1995. Subject to the provisions of Kansas insurance law, American also may advance funds to the company in the form of loans.
        Under the Kansas Insurance Statute, unless (i) certain filings are made with the Kansas Insurance Department, (ii) certain requirements are met, including a public hearing and (iii) approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company ,such as the company, which controls a Kansas insurance company or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.
        NAIC REGULATORY CHANGES. The NAIC and insurance regulators also have become involved in a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines.
        Regulations prescribed by the NAIC require the establishment of an Asset Valuation Reserve ("AVR") account designed to stabilize a company's statutory capital and surplus against fluctuations in the market value of stocks and bonds. The AVR consists of two main components: a "default component," which provides for potential credit related losses on debt-securities and an "equity component," which provides for potential losses on all types of equity investments, including real estate. The regulations also require the establishment of an Interest Maintenance Reserve ("IMR"), which is credited with the portion of realized investment gains and losses net of tax from the sale of fixed maturities attributable to changes in interest rates. The IMR is required to be amortized into earnings over the remaining period to maturity of the fixed maturities sold.
        RISK-BASED CAPITAL REQUIREMENTS. The NAIC has adopted risk-based capital ("RBC")
requirements that require insurance companies to calculate
and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of product and investment portfolio. Under the formula, a company first determines its Authorized Control Level risk-based capital ("ACL") by taking into account (i) the risk with respect to the insurer's assets; (ii) the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; (iii) the interest rate risk with respect to the insurer's business; and (iv) all other business risks and such other relevant risks as are set forth in the RBC instructions. A company's "Total Adjusted Capital"
is the sum of statutory capital and surplus and such other items as the RBC instructions may provide.
        The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total Adjusted Capital is less than 2.0 times its ACL but greater than or equal to
1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. The "Regulatory Action Level" is triggered if a company's Total Adjusted Capital is less than 1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory
Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is less than 1.0 times but greater than or equal to 0.7 times its ACL, and the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to place the company under its control. As of December 31, 1995, American's
Total Adjusted Capital was $124.8 million and its Authorized Control Level risk-based capital was $26.3 million.
        Should a future deficiency occur, American would be subject to an increased level of regulatory attention and, depending on the capital deficiency, possibly to actual control by the appropriate regulatory authorities.
        ASSESSMENTS AGAINST INSURERS. Under the guaranty fund laws of all states in which the company operates, insurers can be assessed for losses incurred by policyholders of insolvent insurance companies. At present, most guaranty fund laws provide for assessments based upon the amount of direct insurance underwritten in a given jurisdiction. See Note 12 of Notes to Consolidated Financial Statements. The company has set up a reserve for its current estimate of future non-recoverable guaranty fund assessments.
        FEDERAL REGULATION. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. It is not possible to predict the outcome of any such congressional activity or the potential effects thereof on the company.
Item 1. (c) (1) (ii)  New Products
__________________________________
        The company introduced various versions of deferred annuities during 1995. In addition, a flexible premium universal life policy was introduced, providing the company with a source of revenue diversification. The company had not marketed a life insurance policy since the first quarter of 1993.
Item 1. (c) (1) (iii)  Sources of Raw Materials
______________________________________________
        The company does not require any raw materials.
Item 1. (c) (iv)  Patents, Trademarks, Franchises, Etc.
_____________________________________________________
        The company does not hold any patents, trademarks, licenses, franchises, or concessions which are materially important.
Item 1. (c) (1) (v)  Seasonal Nature of Business
_______________________________________________
        The company is not engaged in a seasonal business.
Item 1. (c) (1) (vi)  Working Capital Items
___________________________________________
        Not applicable.
Item 1. (c) (1) (vii)  Dependence on Customers
____________________________________________
        The company is not dependent on a single customer or a few customers where the loss of any one or more of whom would have an adverse effect on the company.
Item 1. (c) (1) (viii)  Backlog of Orders
________________________________________
        There is no backlog of orders with respect to the company.
Item 1. (c) (1) (ix)  Portion(s) of Business Subject to Governmental
Negotiations
______________________________________________________________________________
_
        There are no portions of the company's business which are subject to renegotiation or termination of governmental contracts.
Item 1. (c) (1) (x)  Competition in Registrant's Business
________________________________________________________
        The insurance industry is highly competitive and the company competes with individual companies and with groups of affiliated companies with substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships. In addition, in marketing annuity products, the company competes with other life insurance companies as well as financial institutions which market functionally competitive products.
        The company's marketing strategy is to provide products for the individual and business market through experienced, independent insurance agents and brokers licensed to sell life insurance. The company utilizes marketing agencies to recruit its agency force and also recruits agents directly, utilizing industry trade publications and direct mail. The agents and representatives contracted to sell for the company currently number approximately 7,500.
        The company's agents and brokers also represent other insurance companies and sell policies which may compete with those of the company. The company believes it has been successful in attracting and retaining brokers and agents because it has been able to offer a competitive package of innovative products, competitive commission structures, prompt policy issuance and responsive policyholder service.
        In addition to competing with other life insurance companies, the company also competes with financial institutions, including banks and mutual funds, which market annuities and other retirement savings products and have substantially grater resources than the company. Competition from financial institutions may be increased as a result of a ruling by the United States Supreme Court on January 18, 1995 in the case of NationsBank v. VALIC in which the Court concluded that for purposes of Section 92 of the National
Bank Act, annuities are investment products
rather than insurance products
and that federal banks can therefore serve as agents for their customers in the purchase and sale of both fixed and variable annuities.
Item 1. (c) (1) (xi)  Research and Development
_____________________________________________
        The company made no material expenditures with respect to research and development.
Item 1. (c) (1) (xii)  Environmental Issues
__________________________________________
        Subsurface assessments and research conducted beneath the parking lot of the company's home office complex have indicted the possible existence of underground storage tanks and level of contamination which may require remedial action. The company does not believe that any required remedial action will result in an material capital expenditures.
Item 1. (c) (1) (xiii)  Numbers of Persons Employed
___________________________________________________
        On December 31, 1995, the company employed 100 persons in its home office and had approximately 7,500 full and part-time agents who are paid on a commission basis.
Item 1. (d)  Foreign Operations
_______________________________
        The company does not have any material operations in foreign countries nor does it derive any material portion of its revenue from customers in foreign countries.
Item 2.  Properties
___________________
        The company owns its home office complex consisting of four buildings and the adjacent property in Topeka, Kansas. Total floor space in the four buildings is approximately 31,000 square feet. During 1995, the company began construction of a six-story Home Office building in Topeka, Kansas to house all operations and plans to move into the new facility by early 1997.
Item 3.  Legal Proceedings
__________________________
        The company does not have any material legal proceedings pending against it.
Item 4.  Submission of Matters to a Vote of Security Holders
________________________________________________________________
        No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.--MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock of the company began trading on the New York Stock Exchange under the symbol AMV on November 30, 1994. Prior to that date the company's common stock traded in the over-the-counter market under the NASDAQ symbol AVFC. The following table shows the quarterly high and low sales price per share of common stock of the company as reported by the New York Stock Exchange and NASDAQ:

                                  COMMON
                                  High     Low
                                ________ ________
                     1995
         Fourth Quarter........    117\8    107\8
          Third Quarter.........    127\8    107\8
          Second Quarter........    115\8     10
          First Quarter.........    103\4     91\4

          1994
          Fourth Quarter........    10        81\4
          Third Quarter.........    10        8
          Second Quarter........    101\2     83\4
          First Quarter.........    12        95\8

    A dividend of 7.5 cents was paid on April 13, 1995 and no dividends paid during 1994.
    On February 23, 1996, the board of directors declared a divided of 7.5 cents per common share, payable March 27, 1996, to stockholders of record on March 13, 1996.
    As of February 21, 1996, there were approximately 3,558 holders of record of the company's common stock.
    See Management's Discussion and Analysis of Liquidity and Capital Resources and Note 7 of the Notes to Consolidated Financial Statements for the statutory limitation on dividends payable from American under Kansas law.

Item 6.  Selected Financial Data
________________________________
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
    Following is a summary of selected financial data for the five years ended December 31, 1995:

                                   (000's Omitted, except per share data)

                            1995       1994      1993       1992      1991

Total Revenue <F1>........  $166,651    149,700  162,523    175,708   173,372

Earnings before income
    taxes and extraordinary
    item................... $ 25,129     19,286   26,755     17,318     6,675
Income tax expense
 (benefit)................     8,530      5,593    8,564        118    (3,444)
Earnings before
 extraordinary item......     16,599     13,693   18,191     17,200    10,119
Extraordinary item: Loss
 on early extinguishment
 of debt.................         -          -      (213)      (382)        -
Net earnings............    $ 16,599     13,693   17,978     16,818    10,119
Earnings per share of
    common stock:*
Primary:
    Earnings before
    extraordinary item.    $   1.60        1.32     2.62       2.94      1.84
    Extraordinary item....       -            -     (.03)      (.07)        -
    Net earnings.........  $   1.60        1.32     2.59       2.87      1.84
Fully diluted:
    Earnings before
    extraordinary item.... $   1.60        1.32     2.49       2.62      1.84
    Extraordinary item....        -           -     (.03)      (.06)        -
    Net earnings.......... $   1.60        1.32     2.46       2.56      1.84
    Cash dividends per
     share of common
      stock............... $   .075           -        -         -         -
Total Assets...........    $2,476,204 2,260,021  2,114,696 2,090,136 1,959,071
Capitalization:
Bank debt...........       $ 7,000            -         -    19,859     28,437
Stockholders' equity.      174,445      104,196   100,345    49,463     30,936
Total Capitalization..... $181,445      104,196   100,345    69,322     59,373
    <F1> Total revenue for the years 1995, 1994, 1993, 1992 and 1991 includes net
investment gains of $1.0, $.8, $17.0, $20.5 and $16.5 million, respectively.

*Per share data for 1991 and 1992 has been restated to give effect to a one-for-two and one half reverse stock split effective June 11, 1993.

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of
Operations

General

    The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of SPIAs and FPULs have accounted for virtually all remaining premiums received.
    The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on deferred annuities, SPIAs without life contingencies and FPULs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
    The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DACamortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals.As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1995, 1994 and 1993, the company's weighted average expected surrender levels were 8.9%, 9.0% and 13.0%, compared to the weighted average actual surrenders of 14.2%, 9.8% and 14.7%. Historically the negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
    Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994 and 1993, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million and $326.2 million during 1994 and 1993, respectively. As a result, $18.3 million, or 17%, and $139.6 million, or 43%, of such policies were surrendered during 1994 and 1993, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994, and 7% for 1993. Although, as of December 31, 1995, approximately $213.1 million, or 12% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $211.0 million of this amount is 6% or less. If the company reduces credited rate below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. The company may not be able to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders were to occur.
Margin Analysis
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the corresponding amortization of DAC is reduced as stream of profitability on the underlying annuities is effectively reduced. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings (loss):

          For the Year Ended December 31,

                                           1995               1994    1993
(dollars in millions)
(percent of average invested assets)
Average invested assets<F1> $1,992.7  100.0% $1,862.3 100.0%  $1,770.9  100.0%
Insurance premiums and
 policy charges..........   $    8.5    .43%     $6.3   .34%   $  6.6     .37%
Net investment income <F2>..   156.5   7.85     142.0  7.62     138.5    7.82
Net trading losses.........      (.9)  (.04)        -     -         -       -
Policyholder benefits.....    (118.9) (5.97)   (112.3)(6.03)   (113.8)  (6.43)
Gross interest margin....       45.2   2.27      36.0  1.93      31.3    1.76
Associated amortization
    of deferred
    acquisition costs.......   (12.1)  (.61)     (8.8) (.47)     (4.7)  (.26)
Net interest margin.........    33.1   1.66      27.2  1.46      26.6   1.50
Net investment gains.......      1.0    .05        .8   .04      17.0    .96
Associated amortization
    of deferred
    acquisition costs....       (.2)   (.01)      (.2) (.01)     (4.8)  (.27)

Net margin from investment
    gains............            .8     .04        .6    .03     12.2    .69
Total net margin.......        33.9    1.70      27.8   1.49     38.8   2.19
Expenses, net..........        (8.7)   (.44)     (8.5)  (.46)   (11.1)  (.62)
Operating earnings....         25.2    1.26      19.3   1.03     27.7   1.57
Interest expense.........       (.1)     -          -      -     (1.0)  (.06)
 Earnings before income
    taxes.................     25.1    1.26      19.3   1.03     26.7   1.51
Income tax (expense)
    benefit...............    (8.5)    (.43)     (5.6)  (.30)    (8.5)  (.48)
Earnings before
    extraordinary loss.....     16.6      .83       13.7    .73    18.2  1.03
Extraordinary loss on early
    extinguishment of debt..      -         -          -      -     (.2) (.01)
Net earnings................   $16.6       .83      $13.7   .73%   $18.0 1.02%
Operating earnings.........    $25.2      1.26%     $19.3  1.03%   $27.7 1.57%
Less: Net margin from
    investment gains......        .8       .04         .6   .03     12.2  .69
Operating earnings
    excluding net investment
    gains and associated
    amortization of deferred
    policy acquisition
    costs..................    $24.4       1.22%     $18.7  1.00%   $15.5 .88%

    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts
    due to or from brokers on unsettled security trades at the beginning and end of period.
<F2> Net investment income is presented net of investment expense.

RESULTS OF OPERATIONS
Years Ended December 31, 1995, 1994 and 1993
        INSURANCE PREMIUMS AND POLICY CHARGES increased $2.2 million or 35%, to $8.5 million from $6.3 million in 1994, due to an increase in surrender charges assessed on the surrender of annuity policies. This follows a decrease of $.3 million or 5%, to $6.3 million in 1994 from $6.6 million in 1993. This decrease reflects a $.5 million decrease in SPIA sales which was partially offset by a $.3 million increase in surrender charges assessed on the surrender of annuity policies. Surrender benefits increased $113.4 million to $307.4 million in 1995 from $194.0 million in 1994. The 1994 amount of $194.0 million represents a decrease of $76.8 million from $270.8 million in 1993. The increase in surrenders realized in 1995 reflects both the increased number of policies no longer covered by a surrender charge and the returns available on alternative investments as annuity rates decline.
The decrease realized in 1994 reflects the reduction in surrenders from "bailout" products to $18.3 million in 1994 from $139.6 million in 1993.
        NET INVESTMENT INCOME increased $14.5 million, or 10%, to $156.5 million from $142.0 million in 1994. This increase resulted from both an increase in average invested assets from $1,862.3 million in 1994 to $1,992.7 million in 1995 and an increase in the average yield on invested assets from 7.6% in 1994 to 7.9% in 1995. Net investment income increased $3.5 million, or 3%, to $142.0 million in 1994 from $138.5 million in 1993. This increase resulted from an increase in average invested assets from $1,770.9 million in 1993 to $1,862.3 million in 1994, offset in part by a reduction in the average yield on invested assets from 7.8% in 1993 to 7.6% in 1994. The 1994 yield was impacted by losses generated by an investment in investment partnerships. These partnerships form a fund of funds totalling $23.1 million on December 31, 1995, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund genera ted income of $3.6 million in 1995 compared with a loss of $1.9 million in 1994 and income of $1.2 million in 1993.
        NET TRADING LOSSES of $.9 million in 1995 primarily result from a program designed to create capital losses for tax purposes which can be carried back against capital gains realized in 1992. To accomplish this, the company utilized a preferred stock dividend roll program, buying the stock at prices which included the dividend, collecting the dividend and then selling the stock at prices excluding the dividend. The net effect of this program was to generate dividend income of $1.0 million, included in net investment income, and capital losses of $1.0 million. The company had no trading activity in either 1994 or 1993.
        NET INVESTMENT GAINS increased $.2 million, or 25%, to $1.0 million in 1995 from $.8 million in 1994. This follows a decrease of $16.2 million, or 95%, to $.8 million in 1994 from $17.0 million in 1993. The 1995 gain reflects the release of the allowance for credit losses that was first established in 1989. The release of this reserve increased 1995 investment gains by $2.2 million. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized in 1994 are the result of general portfolio management while those taken in 1993 were to reduce the effects of the statutory losses resulting from surrenders following the reduction of interest crediting rates on certain annuity policies below the "bailout" rate. The decision to realize gains or losses lies to a great degree in management's discretion. Unrealized gains (losses) in the company's bond portfolio were $96.8 million, ($105.6) million and $81.4 million as of December 31, 1995, 1994 and 1993 respectively.
        OTHER REVENUE increased $.9 million, or 150%, to $1.5 million in 1995 from $.6 million in 1994. This increase resulted from a gain of $.7 million recognized on the sale of Omni-Tech Medical Inc., and a $.3 million increase in Omni-Tech sales. Other revenue increased $.3 million to $.6 million in 1994 from $.3 million in 1993. This increase is due to an increase in Omni-Tech sales.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$6.6 million, or 6%, to $118.9 million in 1995 from $112.3 million in 1994. This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of December 31, 1994 to 6.0% as of December 31, 1995, along with an increase in annuity liabilities to $2,082.0 million on December 31, 1995 from $1,971.6 million on December 31, 1994. In 1994, this expense decreased $1.5 million, to $112.3 million from $113.8 million in 1993. This decrease resulted primarily from a reduction in the average interest rate credited on annuity liabilities, from 6.2% as of December 31, 1993 to 5.8% as of December 31, 1994. This decrease was partially offset by an increase in annuity liabilities to $1,971.6 million on December 31, 1994 from $1,826.9 million on December 31, 1993.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased $3.4 million, or 38%, to $12.4 million in 1995 from $9.0 million in 1994. Amortization of deferred policy acquisition costs (DAC) associated with gross interest margin increased $3.3 million to $12.1 million in 1995 from $8.8 million in 1994. Amortization of DACassociated with investment gains was unchanged at an expense of $.2 million on gains of $1.0 million in 1995 and an expense of $.2 million on gains of $.8 million in 1994. The increase in 1995 amortization associated with gross interest margin reflects the increased surrenders realized during 1995. Amortization of DACdecreased $.4 million, to $9.0 million in 1994 from $9.4 million in 1993. Amortization of DAC associated with gross interest margins increased $4.1 million, to $8.8 million in 1994, from $4.7 million in 1993. Amortization of DACassociated with investment gains decreased $4.6 million, to $.2 million in 1994, from $4.8 million in 1993. The 1993 amortization amounts reflect the lowering of interest crediting rates and the resulting increase in the estimates of future expected gross profits and the realization of $17.0 million of investment gains. Acquisition costs incurred in 1995 and deferred into future policy periods were $34.8 million, compared with $25.8 million in 1994 and $18.2 million in 1993.
        GENERAL INSURANCE EXPENSES increased $.8 million, or 11%, to $8.4 million in 1995 from $7.6 million in 1994. Management believes this increase can be attributed to increases in business activity and assets under management. This follows a decrease of $1.2 million to $7.6 million in 1994 from $8.8 million in 1993. This decrease is primarily attributable to the deferral of additional expenses related to the acquisition of annuity contracts in 1994.
        PREMIUM AND OTHER TAXES, LICENSES AND FEES INCREASED $.3 million, or 23%, to $1.6 million in 1995 from $1.3 million in 1994 following a decrease of $1.1 million in 1994 from $2.4 million in 1993. The above amounts include charges of approximately $1.0 million, $.5 million and $1.6 million for the years 1995, 1994 and 1993, respectively, for nonrecoverable guaranty fund assessments resulting from the significant number of insolvencies that have occurred in recent years.
        INTEREST EXPENSE increased $.1 million in 1995 as a result of $7.0 million of borrowing under the company's credit agreement. The proceeds of this borrowing were contributed to the surplus of American. Interest expense decreased $1.0 million in 1994 following the repayment of all debt in November, 1993, with proceeds from the company's 1993 common stock offering.
        INCOME TAX EXPENSE increased $2.9 million to $8.5 million in 1995 from $5.6 million in 1994. This follows a $3.0 million decrease in 1994 from $8.6 million in 1993. Taxes were provided at an effective rate of 34%, 29% and 32% in 1995, 1994 and 1993, respectively.
Liquidity and Capital Resources
        The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
        The liquidity requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of deferred annuities, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the years ended December 31, 1995, 1994 and 1993, was ($7.6) million, $26.6 million and ($91.5) million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in 1995 resulted primarily from a $125.6 million increase in surrender and death benefits paid from $246.6 million (approximately 11.5% of beginning reserves for future policy benefits) to $372.2 million (approximately 17.3% of beginning reserves for future policy benefits) along with a $89.9 million increase in premiums received from $267.8 million to $357.7 million. The increase in net cash provided by annuity contracts without life contingencies in 1994 resulted primarily from a $72.3 million decrease in surrender and death benefits paid from $318.9 million (approximately 16.1% of beginning reserves for future policy benefits) to $246.6 million, (approximately 12.3% of beginning reserves for future policy benefits) along with a $45.6 million increase in premiums received from $222.2 million to $267.8 million.
        Net cash provided by the company's operating activities was $157.9 million, $130.5 million and $129.7 million in 1995, 1994 and 1993, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issuance of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (4%, 2% and 3% as of December 31, 1995, 1994 and 1993, respectively). The weighted average duration of the company's bond portfolio was 4.4 years as of December 31, 1995.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. The company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatmen's First National Bank of
Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $15,000,000 in the form of a 5-year reducing credit facility, of which $7,000,000 had been borrowed at December 31, 1995. For additional information regarding this credit agreement, see Note 5 of Notes to Consolidated Financial Statements.
        As of December 31, 1995, the company owned bonds of 3 issuers in amounts exceeding 10% of stockholders' equity. The carrying value of such bonds was $58.0 million which represented 3% of the company's invested assets. See Note 2 of Notes to Consolidated Financial Statements. A default by any one of these issuers could materially adversely affect the results of operations and financial condition of the company.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $146.6 million and $149.7 million as of December 31, 1995 and 1994, respectively. Of the amounts, $145.0 million and $147.9 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of SPWL written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. Additionally, the company receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers. See Item 1. (c)(l) Business Done and Intended to be Done-Other Insurance Products.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995 and 1993), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1994), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment, (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend has continued into 1995. Management believes that surrenders are lower during periods of declining interest rates.
        BOND PORTFOLIO RESTRUCTURING. During 1990, the quoted market values of many non-investment grade bonds substantially decreased. In response to this decrease, the company substantially increased the allowance for credit losses during the third quarter of that year, and completed a significant restructuring of its bond portfolio during 1991.
        During 1995, 1994 and 1993, the company disposed of bonds with book values of $144.7, $337.7 and $374.6 million for net gains (losses) of ($.1), ($.8) and $18.6 million, respectively. In 1993, the company reduced credited interest rates below the "bailout" rates on certain annuity policies and the related surrenders experienced during the "bailout" period resulted in losses on a statutory basis. The company sold securities at gains to restore the statutory surplus lost. The following table sets forth the reasons that bonds were disposed of, the book value of bonds disposed of and the gains (losses) on dispositions for the years ended December 31, 1995, 1994 and 1993:

                                             Analysis of Bond Dispositions
                                                  Years Ended December 31,
                                   1995            1994           1993
                               Book    Gains   Book   Gains    Book   Gains
                               Value  (Losses) Value (Losses) Value  (Losses)
(dollars in millions)
Bonds redeemed by issuer:
  Investment grade..........    $18.9    $.5    $9.3   $.1   $ 41.2    $  .7
  Non-investment grade......      4.2    (.1)    2.3   (.1)    10.1      1.3
Bonds sold to avoid
 further losses
 as a result of
 deteriorated credit
 worthiness:
  Investment grade..........     11.8   (1.2)    8.5   (.2)    12.4     (.1)
  Non-investment grade......      3.4      -     2.0   (.2)     1.8     (.1)
Bonds sold as part of
 normal portfolio
 management:
  Investment grade..........     91.3     .5   315.6   (.4)       -       -
  Non-investment grade.....      15.1     .2       -     -        -       -
Bonds sold to provide
 statutory capital:
  Investment grade..........       -       -       -     -     301.9    16.5
  Non-Investment grade......       -       -       -     -       7.2      .3

Subtotals:
    Investment grade..          122.0    (.2)   333.4   (.5)    355.5    17.1
    Non-investment grade....     22.7     .1      4.3   (.3)     19.1     1.5
    Total...................   $144.7   $(.1)  $337.7  $(.8)   $374.6   $18.6

        In managing the relationship between its assets and liabilities, the company utilizes models which determine the cash flows necessary to meet the expected cash needs on the underlying liabilities under various interest rate scenarios. The company also utilizes these models to determine the dollar value of securities that would need to be sold under each interest rate scenario so as to determine what portion of its investment portfolio needs to be carried on its balance sheet as "available-for-sale." In addition, certain conditions specific to an individual security (such as deterioration in credit quality) may result in a security being carried as "available-for-sale." For a discussion of the impact of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" see Note 1 of Notes to Consolidated Financial Statements.
        The book value, estimated market value, unrealized gains, and unrealized losses in non-investment grade bonds owned as of December 31, 1995, and December 31, 1994, were $158.5 million and $136.9 million, respectively, $159.8 million and $126.5 million, respectively, $4.2 million and $.1 million, respectively, and $1.8 million and $9.3 million, respectively. The market values of corporate debt securities rated below investment grade and comparable unrated securities tend to be more sensitive to issuer-specific developments and changes in economic conditions than higher rated securities. Issuers of these securities are often highly leveraged, so that their ability to service their debt obligations during an economic downturn or during sustained periods of rising interest rates may be impaired. In addition, such issuers may not have other methods of financing available to them, and may be unable to repay debt at maturity by refinancing. The risk of loss due to default in payment of interest or principal by such issuers is significantly greater than with investment grade issuers for the previously mentioned reasons and because such securities frequently are subordinated to the prior payment of senior indebtedness. As of December 31, 1995, the carrying value of the company's five largest investments in securities rated non-investment grade by both Standard & Poor's Corporation ("S&P") and Moody's Investors Service, Inc. ("Moody's") aggregated $39.6 million, with an approximate market value of $38.0 million, none of which individually exceed $11.0 million. For a list of all investments exceeding 10% of stockholders' equity see Note 2 of Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplemental Data
_______________________________________________________
                                                              Page Number
      Independent Auditors' Report                                   33

      Consolidated Balance Sheets - as of December 31,
      1995 and 1994                                               34-35
      Consolidated Statements of Earnings - for the years
      ended December 31, 1995, 1994 and 1993                         36
      Consolidated Statements of Stockholders' Equity
      for the years ended December 31, 1995, 1994 and 1993           37
      Consolidated Statements of Cash Flows - for the
      years ended December 31, 1995, 1994 and 1993                38-39
      Notes to Consolidated Financial Statements - for the
      years ended December 31, 1995, 1994 and 1993                40-60

INDEPENDENT AUDITORS' REPORT
________________________________





To the Board of Directors and Shareholders of AmVestors Financial Corporation
Topeka, Kansas

        We have audited the accompanying consolidated balance sheets of AmVestors Financial Corporation and subsidiaries (the company) as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmVestors Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.
        The company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities in 1994.





/s/ Deloitte & Touche LLP
_____________________________

Kansas City, Missouri
February 29, 1996

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000's Omitted)

                                                      As of December 31,
ASSETS                                              1995             1994
Investments:
Debt securities:
 Bonds:
  Held-to-maturity (market: $-0- and $1,145,692)...  $      -      1,237,185
  Available-for-sale (cost: $1,947,777 and
   $621,138)        .............................    2,044,606       607,046
  Trading (cost: $1,489 and $-0-)............            1,485             -
                                                     2,046,091     1,844,231
Equity securities:
 Common stock, available-for-sale
   (cost: $1,047 and $2,124)..................         1,181        2,325
 Preferred stock, available-for-sale (cost: $7,566
   and $45)         ........................           7,733           31
 Preferred stock, trading (cost: $619 and $-0-)...       629            -
                                                       9,543        2,356
Other long-term investments.......................    39,491       58,773
Short-term investments............................       436          520
                                                   2,095,561    1,905,880
Less allowance for credit losses.................          -       (2,231)
     Total investments.........................    2,095,561    1,903,649
Cash and cash equivalents....................         48,281       10,621
Accounts receivable (net of allowance for
 uncollectable accounts of $739 and $227)......          454        2,310
Amounts receivable under reinsurance agreements..    146,618      149,656
Amounts receivable on securities settlements
 in process         .........................         10,873          905
Accrued investment income.......................      29,357       29,296
Deferred policy acquisition costs...............     140,476      148,871
Deferred income taxes...........................           -       11,136
Other assets....................................       4,584        3,577
Total assets....................................  $2,476,204    2,260,021

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000's Omitted, except share and per share data)

                                                    As of December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY            1995              1994
Liabilities:

Policy liabilities:
  Future policy benefits..................    $ 2,259,028        2,148,763
  Other policy liabilities.............             7,312            2,983
                                                2,266,340        2,151,746
     Notes payable.......................           7,000                -
     Deferred income taxes...............          22,901                -
  Amounts due on securities settlements in
process                                             1,438              274
  Accrued expenses and other liabilities....        4,080            3,805
      Total liabilities.....................    2,301,759        2,155,825
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $1.00 par value authorized-
    2,000,000 shares.........................           -                -
  Common stock, no par value, authorized -
    25,000,000 shares; issued and outstanding
     - 10,140,738 shares in 1995 and 10,034,742
     shares in 1994............................    12,904            12,769
  Paid in capital                                  64,284            63,499
  Unrealized investment gains (losses)(net of
    deferred policy acquisition cost amortization
     expense (benefit) of $27,327 and ($3,476) and
      deferred income tax expense (benefit) of
        $24,431 and ($2,616))...................   45,372            (7,813)
     Retained earnings..........................   54,714            38,876
                                                  177,274           107,331
  Less leveraged employee stock ownership
    trust (LESOP)                                  (2,829)            (3,135)
      Total stockholders' equity.........         174,445            104,196

   Total liabilities and stockholders' equity..   $2,476,204        2,260,021

See note to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(000's Omitted, except per share data)

                                             For the Year Ended December 31,

                                                1995        1994       1993
Revenue:
  Insurance premiums and policy charges.......  $ 8,500      6,331      6,594
  Net investment income........................ 156,510    142,009    138,539
  Net trading losses...........................    (882)         -          -
  Net investment gains........................    1,038        803     17,049

  Other revenue................................   1,485        557        341
      Total revenue............................ 166,651    149,700    162,523
Benefits and expenses:
  Benefits, claims and interest credited
   to policyholders............................ 118,886     112,310   113,848
  Amortization of deferred policy acquisition
   costs.......................................  12,365       9,026     9,436
  General insurance expenses...................   8,370       7,587     8,830
  Premium and other taxes, licenses and fees...   1,603       1,252     2,395
  Other expenses...............................     221         239       265
      Total benefits and expenses.............. 141,445     130,414   134,774
Operating earnings.............................  25,206      19,286    27,749
Interest expense...............................      77          -        994
Earnings before income tax expense and
 extraordinary item............................  25,129      19,286    26,755
Income tax expense.............................   8,530       5,593     8,564
Earnings before extraordinary item.............  16,599      13,693    18,191
Extraordinary item: Loss on early
 extinguishment of debt (net of income tax
  benefit of $100).............................       -           -      (213)
Net earnings................................... $16,599      13,693    17,978
Earnings per share of common stock:
 Primary:
  Earnings before extraordinary item...........  $ 1.60        1.32      2.62
  Extraordinary item............................      -           -      (.03)
  Net earnings.................................  $ 1.60        1.32      2.59
 Fully diluted:
  Earnings before extraordinary item...........  $ 1.60        1.32      2.49
  Extraordinary item...........................       -           -      (.03)
  Net earnings.................................  $ 1.60        1.32      2.46
 Average shares outstanding:
 Primary........................................ 10,354      10,341     6,860
 Fully diluted.................................. 10,404      10,341     7,315

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)

                                     Unrealized
                                     Investment
                     Common   Paid-in   Gains  Retained  Treasury
                     Stock    Capital (Losses) Earnings   Stock   LESOP  Total

Balance as of January
1, 1993                $8,186   45,016  (809)  7,441  (6,855)  (3,688)  49,463
Net earnings......          -       -      -  17,978       -        -   17,978
Change in unrealized
investment
 gains (losses).........    -       -   1,873     -        -         -   1,873
Cash dividends to stockholders
 ($1.50 per share on preferred
  stock)................    -       -       -   (236)       -        -   (236)
Cash paid on reverse stock
split.....                  -     (25)      -      -        -        -    (25)
Issuance of common stock:
 upon completion of stock
  offering............  4,392   25,014      -      -         -        - 29,406
 upon exercise of options 290    1,704<F1>  -      -         -        -  1,994
 upon conversion of preferred
  stock............       729     (557)     -      -         -        -     -
Retirement of treasury
stock..                  (690)  (6,165)     -      -     6,855        -    -
Repurchase of warrants on debt
 payment..............      -     (375)     -      -         -        -  (375)
Allocation of LESOPshares.  -       -       -      -         -      267   267
Balance as of December 31,
1993..................  12,907   64,612  1,064  25,183       -   (3,421) 100,345
Net earnings......          -        -      -   13,693       -        -  13,693
Cumulative effect of adoption
 of SFAS 115.....           -        -  19,613       -       -        - 19,613
Change in unrealized investment
 gains (losses)...........  -        - (28,490)      -       -        - (28,490)
Remaining offering costs... -     (135)      -       -       -        -  (135)
Redemption stockholders rights
 plan.....................  -     (101)      -       -       -        -  (101)
Issuance of common stock:
 upon exercise of options  28      143<F1>   -       -       -        -   171
Purchase of treasury shares -        -       -       -  (1,186)       - (1,186)
Retirement of treasury
stock..                  (166)    (1,020)    -       -   1,186        -    0
Allocation of LESOP
shares                      -          -     -       -       -      286   286
Balance as of December
31, 1994............... 12,769    63,499 (7,813) 38,876      -  (3,135) 104,196
Net earnings........        -         -      -   16,599      -        - 16,599
Change in unrealized investment
 gains (losses).........    -         -  53,185       -      -        - 53,185
Cash dividends to stockholders
 ($.075 per share on common
 stock)...............      -         -       -    (761)     -        -  (761)
Issuance of common stock:
 upon exercise of options. 135      785<F1>   -       -      -        -   920
Allocation of LESOPshares    -        -       -       -      -      306   306
Balance December 31,
1995.                  $12,904   64,284  45,372  54,714      -   (2,829) 174,445
    <F1> Net
1. of income tax benefit of $440, $10 and $129 for the years ended December 31, 1995, 1994 and 1993, respectively.

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents

                                          (000's Omitted)
                                              For the Year Ended December 31,
                                                    1995       1994    1993
Operating Activities:
 Net earnings................                    $16,599    13,693    17,978
 Adjustments to reconcile net earnings to net
   cash provided by (used in) operating
    activities:
     Interest credited to policyholders.......   121,182   114,871   116,942
     Amortization of (discounts) premiums on
         debt securities, net...............      (1,561)  (2,347)    (1,905)
     Amortization of deferred policy acquisition
      costs.........................              12,365    9,026      9,436
     Net trading losses............                  882        -          -
     Net investment (gains)..........             (1,038)    (803)   (17,049)
     Accrued investment income................       (61)  (2,752)    (2,366)
     Deferred income taxes...................      6,990      651      4,635
     Other, net..............................      2,538   (1,830)     1,982
Net cash provided by operating activities....... 157,896  130,509    129,653
Investing Activities:
 Purchases of securities:
  Held-to-maturity............................    (5,052) (242,464) (578,918)
  Available-for-sale..........................  (343,322) (332,647)      -
  Trading....................................    (72,018)        -       -
 Proceeds from sale of securities:
  Held-to-maturity.........................            -     8,302   341,498
  Available-for-sale.......................      140,742   319,846         -
  Trading.............................            69,017         -         -
 Proceeds from maturity or redemption:
  Held-to-maturity.......................         26,303    35,375   184,280
  Available-for-sale.................             85,767    86,973         -
 Other long-term investments, net...........      19,271   (20,215)  (20,326)
 Short-term investments, net..................        83     1,392      (487)
 Capitalization of deferred policy acquisition
   costs..................................       (34,775)  (25,750)  (18,212)
 Other, net..................................     (1,741)     (413)     (497)
        Net cash used in investing activities.  (115,725) (169,601)  (92,662)
Financing Activities:
  Premiums received...........................   357,705   267,802   222,177
 Surrender and death benefits paid.........     (372,234) (246,632) (318,880)
 Surrender and risk charges collected........      6,971     5,409     5,161
 Securities settlements in process...........     (8,804)      573   (25,609)
 Proceeds from notes payable.................      7,000         -         -
 Payments on notes payable...................          -         -   (19,918)
 Cash dividends to stockholders.............        (761)        -         -
 Issuance of common stock...................         920       171    31,400
 Other, net.................................       4,692       608    (2,590)
      Net cash provided by (used in) financing
        activities...........................     (4,511)   27,931  (108,259)
Increase (Decrease) in Cash and Cash Equivalents  37,660   (11,161)  (71,268)
Cash and Cash Equivalents:
 Beginning of year.....................           10,621    21,782    93,050
  End of year........................            $48,281    10,621    21,782

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Increase (Decrease) in Cash and Cash Equivalents

                                          (000's Omitted)
                                              For the Year Ended December 31,
                                                 1995         1994        1993
Supplemental schedule of cash flow
 information:
    Income tax payments (refunds).............  $ (1,507)     6,150      3,204
  Interest payments.........................    $     43          -      1,071
Change in net unrealized investment gains
    (losses)................................... $ 111,035    (56,823)        -

Less: Associated reduction in amortization
        of deferred policy acquisition costs...   (30,803)    16,221         -

        Deferred income tax (expense) benefit.    (27,047)    13,177         -
Net change in net unrealized investment
  gains (losses)..............................   $ 53,185    (27,425)        -

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1995, 1994 and 1993

1.   Summary of Significant Accounting Policies:
______________________________________________________
A.  PRINCIPLES OF CONSOLIDATION:
              The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Investment Group, Inc. (AIG), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  INVESTMENTS:
              Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available-for-sale are carried at estimated market value, with any unrealized gains or losses recorded in stockholders' equity.
              Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
              The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
              Investments in common stock and preferred stock are carried at market, with unrealized gains (losses) recorded in stockholders' equity for securities available-for-sale.
              Investments in debt and equity securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market. Unrealized gains (losses) are included currently in the results of earnings.
              The cost of securities sold is determined on the identified certificate basis.
              Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the partner's estimated market value with any unrealized gains or losses recorded in net investment income.
___________________________________________________________________
C.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
              Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of December 31, 1995 and 1994 were as follows:

                                               (000's Omitted)
                                           1995                   1994
                                  Carrying      Fair      Carrying     Fair
                                   Value        Value      Value      Value
Assets:
 Debt securities............... $2,046,091   2,046,091  1,844,231   1,752,738
 Equity securities............       9,543       9,543      2,356       2,356
 Other long-term investments..      39,491      39,546     58,773      58,536
 Short-term investments.......         436         436        520         520
 Cash and cash equivalents.....     48,281      48,281     10,621      10,621
 Amounts receivable on securi-
  ties settlement in process..      10,873      10,873        905         905
 Accounts receivable and accrued
  investment income............     29,811      29,811     31,606      31,606
Liabilities:
 Future policy benefits -
  investment contracts.......    2,022,653   1,900,895  1,917,066   1,799,090
 Other policy liabilities.....       7,312       7,312      2,983       2,983
 Notes payable...............        7,000       7,000          -           -
 Amounts due on securities
  settlements in process.....        1,438       1,438        274         274
 Accrued expenses and other
  liabilities................        4,080       4,080      3,805       3,805

           DEBT SECURITIES - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
              EQUITY SECURITIES - Fair value equals the carrying value as these securities are carried at quoted market value.
              OTHER LONG-TERM INVESTMENTS - For certain homogeneous
categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
___________________________________________________________________
              SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet approximate the assets' fair value.
              Amounts receivable on securities settlements in process - The carrying amount reported in the balance sheet approximate the fair value of this asset.
              ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - The
carrying amounts reported in the balance sheet for these assets approximates fair value.
              FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
              Notes payable - The fair value of the company's note payable has been estimated to be an amount equal to the balance reported in the balance sheet.
              OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
              AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
              ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount in the balance sheet approximates the fair value of these liabilities.
              The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
D. SIGNIFICANT RISKS AND UNCERTAINTIES
              NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulation which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed through a network of independent agents licensed in 47 states and the
District of Columbia. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 1% of annuity sales in 1995, and the top twenty individual agents accounted for approximately 11% of 1995 annuity sales.
              USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
              CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are
NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
1.   Summary of Significant Accounting Policies (continued):
___________________________________________________________________
used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and if actual experience indicates that the estimates should be revised the total amortization recorded to date is adjusted by a charge or credit to earnings.
E.  DEFERRED POLICY ACQUISITION COSTS:
              The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for polici es issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
              Net investment gains realized in 1995, 1994 and 1993 resulted in the company experiencing investment margins greater than those estimated. As a result, $3,902, $203,940 and $4,790,523 of the unamortized balance of deferred policy acquisition costs were expensed in 1995, 1994 and 1993, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
              Estimates of the expected gross profits to be realized in
future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
F.  FUTURE POLICY BENEFITS:
              Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
              For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
G.  PARTICIPATING POLICIES:
              The company issued participating policies on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
___________________________________________________________________
H.  DEPRECIATION:
              The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
I.  INCOME TAXES:
              The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
              The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
J.  EARNINGS PER SHARE:
              Primary earnings per share of common stock is computed by dividing net earnings (reduced by preferred dividend requirements in 1993) by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants, calculated using the treasury stock method. During 1993, 573,332 common shares were issued upon conversion of $4,300,000 of Series B Convertible Preferred Stock. Had this conversion occurred on January 1, 1993, primary earnings per share would have been $2.46 for 1993. During 1993, 1,646,883 shares of common stock were sold to retire debt in the amount of $14,030,289. Had this sale and the corresponding retirement of debt occurred on January 1, 1993, primary earnings per share would have been $2.25 for 1993.
K. CONSOLIDATED STATEMENTS OF CASH FLOWS:
              For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts and other securities with original maturities within three months.
L.  NEW ACCOUNTING STANDARDS:
              Effective January 1, 1994, the company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement addresses the accounting and reporting for certain investments in debt and equity securities by requiring such investments to be classified in held-to-maturity, available-for-sale, or trading categories. The cumulative effect of the adoption of this Statement was an increase in stockholder's equity of $19,612,653 (net of related amortization of deferred policy acquisition costs of $12,745,031 and deferred income tax expense of $10,560,659), representing the aggregate excess fair value over cost for those securities included in the available-for-sale category, net of associated amortization of deferred policy acquisition costs and deferred income tax expense.
              Effective November 30, 1995, the company adopted the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" and transferred all bonds with an amortized cost of $1,159,390,768 classified as held-to-maturity to available-for-sale. The effect of the adoption was an increase in stockholders' equity of $21,218,205(net of related amortization of deferred policy acquisition costs of $12,792,403 and deferred income taxes of $11,425,188). Net earnings for the year ended December 31, 1995 were not affected by the adoption of this implementation guide.

___________________________________________________________________
              Effective for fiscal years beginning after December 15, 1995, SFAS No. 121, "Accounting for the Impairment Of Long Lived Assets" establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The company does not expect this Statement to have a material effect on its consolidated financial statements.
              Effective January 1, 1996, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising from stock compensation plans. The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The company will continue to apply APB Opinion No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied.
M.  RECLASSIFICATIONS:
              Certain reclassifications have been made to conform prior years' financial statements to the December 31, 1995, presentation.
2. INVESTMENTS:
A summary of investment income is as follows:

(000's Omitted)

     For the Year Ended December 31,

                                    1995            1994            1993
Net investment income:
  Debt securities.......         $  148,040       142,469         136,533
  Equity securities...                1,158            50              76
  Other long-term investments.        8,032           486           3,096
  Short-term investments......        1,612           830             931
                                    158,842       143,835         140,636
  Less investment expenses.           2,332         1,826           2,097
 Net investment income.......     $ 156,510       142,009         138,539
Net investment gains (losses):
    Debt securities.............. $     417          (533)         18,486
    Equity securities........           646         1,335            (274)
    Other......................         (25)            1          (1,163)
Net investment gains (losses)...  $   1,038           803          17,049
Net trading gains (losses):
    Debt securities............   $      68             -               -
    Equity securities.........         (950)            -               -
Net trading gains (losses).....   $    (882)            -               -

_______________________________
        Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy to achieve a yield in excess of the S&P 500 Index. The partnerships are carried at an amount equal to the company's share of the partnerships' estimated market value with related unrealized gains and losses recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially affect the company's earnings for any given period.
        The maturity of the company's debt and equity securities portfolio as of December 31, 1995 was as follows:

                                                          (000's Omitted)
                                                     As of December 31, 1995
                                    Available-for-sale         Trading
                                               Estimated             Estimated
                                  Amortized      Market   Amortized     Market
                                   Cost          Value       Cost      Value
Debt Securities:
Bonds:
One year or less.................  $ 25,660       23,361        -           -
Two years through five years....    461,364      478,490        -           -
Six years through ten years....   1,228,934    1,302,318      462         467
Eleven years and after...........   231,819      240,437    1,027       1,018
                                  1,947,777    2,044,606    1,489       1,485
Equity securities...............      8,613        8,914      619         629
                                 $1,956,390    2,053,520    2,108       2,114

        These tables include mortgage-backed securities based on the estimated future cash flows of the underlying mortgages.

        The amortized cost, estimated market value and unrealized market gains and losses of debt and equity securities as of December 31, 1995, and 1994 were as follows:

                                                         (000's Omitted)


                                                                   Estimated
                                 Amortized  Unrealized  Unrealized  Market
                                    Cost          Gains   Losses    Value
         December 31, 1995
          ___________________
Bonds available-for-sale:
 Corporate debt obligations
  Investment grade..............    $1,076,873     63,321      724   1,139,470
  High-yield...............            147,878      5,468    1,810     151,536
                                     1,224,751     68,789    2,534   1,291,006
 U.S. Treasury obligations...           51,743        942      215       2,664
 Mortgage-backed securities
  Investment grade..............       661,652     32,062         1    693,713
  High-Yield....................         9,631          -     2,408      7,223
 Bonds available-for-sale.......     1,947,777    101,793     4,964  2,044,606
Bonds trading:
 Corporate debt obligations
 Investment grade...............           458          -         7        451
 High-Yield.....................         1,031          5         2      1,034
Bonds trading...................         1,489          5         9      1,485
 Total bonds....................     1,949,266    101,798     4,973  2,046,091
 Equity securities..............         9,232        614       303      9,543
                                    $1,958,498    102,412     5,276  2,055,634
         December 31, 1994
          ___________________
Bonds held-to-maturity:
 Corporate debt obligations
  Investment grade................   $ 792,746       1,160   62,907    730,999
  High-yield......................     135,698         108    9,267    126,539
                                       928,444       1,268   72,174    857,538
 U.S. Treasury obligations........       3,618           -      319      3,299
 Mortgage-backed securities.......     305,123           1   20,269    284,855
 Bonds held-to-maturity...........   1,237,185       1,269   92,762  1,145,692
Bonds available-for-sale:
 Corporate debt obligations
  Investment grade.................    253,055        1,005   5,633    248,427
  High-yield.......................      1,218            -       8      1,210
                                       254,273        1,005   5,641    249,637
 Mortgage-backed securities........    366,865          590  10,046    357,409
 Bonds available-for-sale..........    621,138        1,595  15,687    607,046
 Total bonds.......................  1,858,323        2,864 108,449  1,752,738
 Equity securities.................      2,169          417     230      2,356
                                    $1,860,492        3,281 108,679  1,755,094

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (other than temporary decline in value) as follows:

______________________________

                                 Accumulated              Estimated
                     Original        Write-     Carrying     Market
                       Cost         downs       Value        Value

December 31, 1995      $ 7,545         7,545          _           _
December 31, 1994      $ 9,535        7,814       1,721       1,721

        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
        The amortized cost, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of December 31, 1995, and December 31, 1994 were as follows:

                                                (000's Omitted)


                                                                     Estimated
                                    Amortized  Unrealized Unrealized   Market
                                     Cost        Gains      Losses    Value
            December 31, 1995
Government agency mortgage-backed
 securities:
  Planned amortization classes and
   accretion directed classes......... $  71,164     1,823      -      72,987
  Targeted amortization classes
   and accretion directed classes....      7,833       360      -       8,193
  Pass-throughs.....................          32         3      -          35
   Total government agency
    mortgage-backed securities.......     79,029     2,186      -      81,215
Government sponsored enterprise
 mortgage-backed securities:
  Planned amortization classes......     403,359    23,750      -     427,109
  Sequential classes...............       19,546     1,405      -      20,951
  Pass-throughs...................         3,258        21      -       3,279
   Total government sponsored
    enterprise mortgage-backed
     securities...................       426,163    25,176      -     451,339
 Other mortgage-backed securities:
  Planned amortization classes.....       18,574       172      -      18,746
  Sequential classes............         134,245     4,484      1     138,728
  Pass-throughs...................            11         -      -          11
  Subordinated classes............        13,261        44  2,408      10,897
   Total other mortgage-backed
    securities....................       166,091     4,700  2,409     168,382
Total mortgage-backed securities..      $671,283    32,062  2,409     700,936

______________________________

                                               (000's Omitted)


                                                                     Estimated
                                   Amortized Unrealized  Unrealized    Market
                                     Cost      Gains        Losses     Value
           December 31, 1994
          ___________________
Government agency mortgage-backed
 securities:
  Planned amortization classes and
   accretion directed classes........  $75,557       12       5,614     69,955
  Targeted amortization classes
   and accretion directed classes....    7,729        -         319      7,410
  Pass-throughs...................          40        2           -         42
   Total government agency
    mortgage-backed securities.......   83,326       14       5,933     77,407
Government sponsored enterprise
 mortgage-backed securities:
  Planned amortization classes.......  410,313      104      15,852    394,565
  Sequential classes.................   19,705        -       1,087     18,618
  Pass-throughs.....................       299        -           2        297
   Total government sponsored
    enterprise mortgage-backed
     securities.....................   430,317       104      16,941   413,480
 Other mortgage-backed securities:
  Planned amortization classes......    22,686        22         745    21,963
  Sequential classes..............     125,100       451       5,345   120,206
  Pass-throughs...................          13         -           -        13
  Subordinated classes...........       10,546         -       1,351     9,195
   Total other mortgage-backed
    securities...................      158,345       473       7,441   151,377
Total mortgage-backed securities....  $671,988       591      30,315   642,264

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-b acked pass-through securities and sequential classes, which comprised 23.4% and 21.6% of the carrying value of the company's mortgage-backed securities as of December 31, 1995 and December 31, 1994, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 74.6% and 76.8% of the carrying value of the company's mortgage-backed securities as of December 31, 1995 and December 31, 1994, respectively.

________________________________
        As of December 31, 1995, 75.3% of the company's mortgage-backed securities were issued by either government agencies or government sponsored enterprises, compared to 76.4% as of December 31, 1994. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of six issues, with a carrying value of $19.3 million as of December 31, 1995, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.
        The following investments held as of December 31, 1995, exceeded ten percent of stockholders' equity:

                                                           (000's Omitted)
                                                        As of December 31,
                                             1995                 1994
                                     Amortized   Estimated Amortized Estimated
                                        Cost       Market     Cost    Market
10% of Stockholders' Equity......     $ 17,444                 10,420
Bonds:
FNMA 94 83 B, 7.5%, 7-2003......      $19,197       20,598     19,177   18,031
LA County Pension Oblig, various
interest
 rates and due dates through 2005..    18,633       20,675

Quebec Province CDA, 8.625%,
due 01-2005..                          20,199       21,923

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

                                                    (000's Omitted)
                                            For the Year Ended December 31,
                                            1995         1994         1993
        Consideration received..........    $275,012      462,138     393,142
        Carrying value.................      275,204      461,335     374,584
          Net investment gains (losses).    $   (192)         803      18,558
        Investment gains...............     $  2,773        4,268      18,677
        Investment losses..............       (2,965)      (3,465)       (119)
          Net investment gains (losses).     $  (192)         803      18,558

______________________________
         During 1995, the company transferred bonds of four issuers from held-to-maturity to available-for-sale based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds at the time of transfer was $16,128,888. Included in the above table are 1995 losses of $2,151,154 on the sale of bonds of four issuers which the company had transferred from held-to-maturity to available-for-sale.
        The 1994 amounts include bonds of one issuer which the company had classified as held-to-maturity, the sale of which resulted in a loss of $205,526. The decision to sell these bonds was based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds at the time of sale was $8,507,732.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, equity securities available-for-sale and other long-term investments changed as follows:

                                                      (000's) Omitted
                                               Net Unrealized Gains (Losses)


                    Debt      Debt               Equity
                Securities Securities  Debt    Securities  Equity  Other Long-
                  Held-to-  Available Securities  Available Securities term
                 Maturity   for-Sale  Trading   for-Sale   Trading Investments
Balance as of
 January 1, 1993   $  37,420    4,115      -       (809)       -       -
1993 Net Change..        911   38,920      -      1,091        -   1,330
Balance as of
 December 31, 1993    38,331   43,035      -        282        -   1,330
1994 Net Change...  (129,824) (57,127)     -        (95)       -  (1,330)
Balance as of
 December 31, 1994.  (91,493) (14,092)     -        187        -       -
1995 Net change...    91,493  110,921     (4)       114       10       -
Balance as of
 December 31, 1995 $      -    96,829     (4)       301       10       -

        At December 31, 1995 and 1994, investments with statutory carrying values of $1,956,343,973 and $1,866,074,033, respectively, were on deposit with various insurance departments. These amounts exceeded the minimum required deposits by $53,856,902 and $66,325,834 as of December 31, 1995 and 1994 respectively.
3. OTHER ASSETS:
                Other assets consist of the following:

                                                (000's Omitted)
                                               As of December 31,
                                              1995            1994
  Property and equipment at cost:
    Home office building (including
     land of $352)......................        $3,643        2,152
    Furniture and equipment............          3,711        3,464
    Automobiles........................             99          115
                                                 7,453        5,731
    Less accumulated depreciation........        3,650        3,336
                                                 3,803        2,395
  Other  ................................          781        1,182
                                                $4,584        3,577

4. Reinsurance:
_________________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

  For the                                         Ceded to
 Year Ended                            Gross        other         Net
December 31,       Descriptions         amount      companies     amount
   1995       Life insurance
              in force              $   311,991      240,206      71,785
             Insurance premiums
              and policy charges     $    9,409          909       8,500
              Future policy
               benefits              $ 2,259,028     145,183    2,113,845
   1994       Life insurance
              in force              $   330,108       259,200      70,908
             Insurance premiums
              and policy charges     $     7,308           977       6,331
              Future policy
               benefits              $ 2,148,763       148,575    2,000,188
   1993       Life insurance
              in force              $   354,703       280,819      73,884
             Insurance premiums
              and policy charges     $     7,936         1,342       6,594
              Future policy
               benefits              $ 2,005,339       150,500    1,854,839

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.
        The company had amounts receivable under reinsurance agreements of $146,617,611 and $149,656,094 as of December 31, 1995, and December 31, 1994,
respectively. Of the amounts, $144,965,371 and $147,949,099 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursements received from ERC for amounts paid by the company on the reinsured risks totalled $12,044,418, $9,740,717 and $7,991,680 for the years ended December 31, 1995, 1994 and
1993, respectively.
        The following table identifies the components of the amounts receivable from ERC:

                                                       (000's Omitted)
                                                      As of December 31,
                                                      1995          1994
   Reserve for future policy benefits.............  $ 143,558        146,919
   Reimbursement for benefit payments.............      1,407          1,030
                                                    $ 144,965        147,949

5. Credit Agreement:
______________________
        On December 29, 1994, the company entered into a credit agreement with The First National Bank of Chicago (First Chicago) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On July 28, 1995, this agreement was amended to reduce the commitment from $25,000,000 to $15,000,000. The company has agreed to pay a commitment fee of .25% per annum on the unused portion of the commitment. Borrowings under this agreement may be used for general corporate purposes. During December, 1995, the company borrowed $7,000,000 (effective annual interest at December 31, 1995 of 6.91%) under the credit agreement and contributed the proceeds to the capital and surplus of American. Principal repayments for this borrowing are as follows:
1996 - $-0- 1997 - $1,820,000 1998 - $2,240,000 1999 - $2,940,000.
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, or
(ii) a Eurodollar rate plus a margin ranging from 1.00% to 1.25%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American, minimum capital, surplus and asset valuation reserve of American and to maintain a maximum debt to equity (including indebtedness) ratio.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases, and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
6. Retirement Plans:
______________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed ten percent of covered compensation. The company made no contributions to the plan during the three years ended December 31, 1995.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had unpaid principal balances of $3,010,882 and $3,336,038 as of December 31, 1995 and 1994, respectively.
        Each year, the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock is allocated to participating employees. Of the 361,735 shares of the company's common stock now owned by the LESOP, 119,518 shares have been allocated to the participating employees with the remaining 242,217 shares being held by American as collateral for the loan.
____________________________________
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Contributions to the LESOP during December 31, 1995, 1994 and 1993 were $305,564, $285,565 and $266,886, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must have reached the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        A liability in the amount of $435,637, representing the present value of future benefits, has been established. Charges (credits) to earnings relating to the plans were ($85,543), ($40,244) and ($3,282), for the years ended December 31, 1995, 1994 and 1993, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the year ended December 31, 1995, 1994 and 1993, were $210,907, $215,664 and
$213,059, respectively.
7. STOCKHOLDERS' EQUITY:
        Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1995, surplus profits of American were $16,764,059 and 10% of statutory capital and surplus was $9,828,859. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of December 31, 1995 and 1994 American's statutory capital and surplus was $98,288,590 and $87,521,204 respectively. Statutory net income (loss) for the years 1995, 1994 and 1993 was $5,984,601, $4,167,120 and ($1,469,786), respectively.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.
        This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($6,371,000 as of December 31, 1995).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $943,150 as of December 31, 1995.
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. The options granted under the 1989 Nonqualified Plan will cover the same number of shares and have the same exercise price as the cancelled options, and none of such options may be exercised beyond ten years from the original date of grant of the cancelled option. A total of 839,841 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
                Changes during the years were as follows:

                                              For the Year Ended December 31,
                                           1995           1994      1993
  Options outstanding, beginning of year 859,837      816,107    757,340
  Options granted.....................    86,000       95,000    413,000
  Options exercised...................  (105,996)     (22,200)  (227,561)
  Options expired...................          -      (29,070)  (126,659)
  Options cancelled.................          -            -        (13)
  Options outstanding, end of year.....  839,841      859,837    816,107
  Outstanding options exercisable
   at end of year......................  779,841      764,837    403,107
  Options reserved for future grants
   at end of year......................   46,247      132,247     145,677
  Option prices per share:
     Exercised, during the year....... $4.84-$10.63   5.31-$7.50 $4.84-$9.60
     Outstanding, end of year.......   $4.84-$12.66   4.84-$12.66 $4.84-$13.75

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

                                                        For the Year
                                                     Ended December 31,
                                                1995        1994      1993
  Rights outstanding, beginning
   of year..........................              -        30,000      60,000
  Rights granted....................              -             -           -
  Rights exercised..................              -             -     (30,000)
  Rights expired....................              -       (30,000)          -
  Rights cancelled..................              -             -           -
  Rights outstanding, end of year......           -             -      30,000
  Reserved for future grants............      5,000         5,000       5,000

        The company recorded compensation expense relating to stock appreciation rights of $-0-, $-0- and $1,875, for the years ended December 31, 1995, 1994, and 1993, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

             Warrant               Issue       Number     Exercise  Expiration
             Holder                 Date     of Shares     Price      Date
          Morgan Guaranty          12/8/88      75,000   $ 3.9688      12/9/98
                                   4/30/92      95,002     6.3855       5/1/02
                                               170,002

8. Stockholders' Rights Plan:
_________________________________
        On June 30, 1994, the company's Board of Directors voted to repeal the 1988 Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price.
        Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.
9. OTHER REVENUE:
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received in 1995, 1994 and 1993 was $121,780, $129,972 and $136,912, respectively.
10. Income Taxes:
___________________
        The provision for income taxes charged to operations was as follows:

                                                       (000's Omitted)
                                               For the Year Ended December 31,
                                                  1995      1994      1993
Current income tax expense..............       $ 1,540       4,942       4,477
Deferred income tax expense (benefit)..          6,990         651       4,087
   Total income tax expense (benefit).......   $ 8,530       5,593       8,564

        The net deferred tax asset was comprised of the following:

                                                   (000's Omitted)
                                                 For the Year Ended
                                                     December 31,
                                                  1995        1994
  Gross deferred tax assets:
   Investments..........................      $  679           7,178
   Deferred policy acquisition costs........   9,565               _
   Property and equipment..................      314             341
   Other assets...........................       143              11
   Reserves for future policy benefits....   109,273         107,448
   Accrued expenses and other liabilities.     1,708           1,828
                                             121,682         116,806
  Gross deferred tax liabilities:
   Investments..........................      36,442           1,011
   Accounts receivable..................      50,708          51,940
   Accrued investment income............           -             193
   Deferred policy acquisition costs..        55,530          49,653
   Policy and contract claims.........           335             279
                                             143,015         103,076
                                             (21,333)         13,730
         Less valuation allowance.            (1,568)         (2,594)
         Net deferred tax asset (liability).$(22,901)         11,136

        The company's net deferred tax asset (liability) consists of amounts that represent both ordinary tax deductions and capital losses in future tax returns and includes a valuation allowance as it is more likely than not that a portion of the deferred tax asset will not be realized. The inability to offset ordinary income with capital losses and uncertainty as to the timing of future losses and the ability to carry those losses back against prior income has resulted in the company establishing a valuation allowance.
_________________________________
        The actual tax expense (benefit) for each year differs from the "expected" tax expense (computed by applying the Federal tax rate of 35% to earnings before income taxes) as follows:

                                                    (000's Omitted)
                                            For the Year Ended December 31,
                                             1995         1994         1993
Expected tax expense.................    $  8,795         6,750         9,091
State Income tax.....................          71           254           201
Change in valuation allowance on future
 deductions..........................         188          (153)         (470)
Change in valuation allowance on capital
 loss temporary differences.............     (179)         (597)         (555)
Change in expected tax rate on future
 deductions.........................            -          (321)            -
Change in other net temporary differences,
 not previously tax effected..............    (345)        (340)          297
Actual income tax expense (benefit)......  $ 8,530        5,593         8,564

        Deferred income taxes are provided for the tax effects of transactions that are reported in different periods for financial reporting and tax return purposes. The primary component of the deferred income tax provision are as follows:

                                               (000's Omitted)
                                        For the Year Ended December 31,
                                          1995        1994        1993
Investments....................         $  3,067       (692)         938
Accounts receivable............           (1,232)       843        4,447
Accrued investment income.....              (193)       204          (10)
Deferred policy acquisition costs..        7,094      6,629        2,488
Property and equipment............            27       (234)        (107)
Other assets.......................         (133)        (9)          (1)
Future policy benefits.............       (1,825)    (5,632)      (2,485)
Policy and contract claims.........           56        178            -
Accrued expenses and other liabilities       120        114         (440)
Operating loss carryfoward...........          -          -          282
Valuation allowance on future deductions
 and capital loss differences.........         9       (750)      (1,025)
 Deferred income tax expense (benefit)    $6,990        651        4,087

11. ACQUISITION
        On September 8, 1995, the company signed a merger agreement pursuant to which it will acquire all of the outstanding capital stock of Financial Benefit Group (FBG), a Delaware corporation, for $5.31 per share, payable in the company's common stock, warrants and cash.
        FBG is an insurance holding company which owns all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owns all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
        The merger is subject to the approval of the stockholders of FBG and the company and the fulfillment of certain other conditions set forth in the merger agreement. Special Meetings of Stockholders for both FBG and the company will be held on April 8, 1996 to approve the acquisition, with the closing expected to occur as soon thereafter as practicable.
        In connection with the acquisition, the company received a bank commitment from First Chicago for borrowing of up to $35 million, the proceeds of which will be used to fund the cash portion of the purchase price and refinance existing indebtedness of the company and FBG.
        The transaction will be accounted for using the purchase method with any resulting goodwill being amortized over a period not to exceed 40 years.

12. Commitments and Contingencies:
______________________________________
        The company's insurance subsidiary is subject to state guaranty association assessments in all states in which it is admitted. Generally these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to guaranty fund assessments impacted 1995, 1994 and 1993 income before taxes by approximately $1,001,000, $504,000 and $1,594,000, respectively. The company expects that further changes to income may be required in the future and will record such amounts when they become known.
13. Quarterly results (Unaudited):
______________________________________
        The company's quarterly results are set forth in the following table:

                                        (000's Omitted, except per share data)
                                                  1995 Quarter Ended
                                   March 31     June 30     Sept. 30   Dec. 31
Total revenue.............         $40,212       40,378      40,378     45,683
Earnings before income taxes..     $ 5,409        5,494       5,607      8,619
Income tax expense............       1,893        1,923       1,801      2,913
  Net earnings................     $ 3,516        3,571       3,806      5,706
Per share of common stock:
 Primary:
  Net earnings.............        $   .34          .35         .37        .55
 Fully diluted:
  Net earnings.............        $   .34          .34         .37        .55

                                                  1994 Quarter Ended
                          March 31      June 30    Sept. 30      Dec. 31
Total revenue....         $ 37,491      35,594      37,519        38,188
Earnings before income
taxes........             $  5,412       3,771       4,833         5,270
Income tax expense...        1,840       1,282       1,628           843
  Net earnings......      $  3,572       2,489       3,205         4,427
Per share of common stock:
 Primary:
  Net earnings.........   $    .34         .24          .31          .43
 Fully diluted:
  Net earnings........    $    .34         .24          .31          .43

Item 9. Changes in and Disagreements with Accountants and Accounting and
Financial
Disclosure
        There have been no disagreements on accounting and financial disclosure within the twenty four months prior to the date of the most recent financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant
___________________________________________________________________
        The information set forth under the caption "Proposal A. Election of Directors" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996, is incorporated herein by reference.
Item 11. Executive Compensation
___________________________________
        The information set forth under the caption "Executive Compensation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
______________________________________________________________________________
__
        The information set forth under the caption "Principal Holder of Voting Securities" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
______________________________________________________________
        The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 1996, is incorporated herein by reference.

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
______________________________________________________________________________
(a)  1.  Financial Statements
         See index to Financial Statements at Item 8.
(b)  2.  Financial Statement Schedules

 Schedule                                                            Page
  Number                           Description                      Number
            Independent Auditors' Report                               65
   I        Summary of Investments                                     66
  II        Condensed Financial Information of Registrant           67-68
 III        Supplementary Insurance information                        69
   V        Valuation and Qualifying Account and Reserves             70

        All other schedules are omitted because they are not required or because the required information is included in the consolidated financial statements and the notes thereto.

Exhibit                                           Page Number or Incorporation
 Number                   Description                       by Reference
(2)(a)  Plan and Agreement of Union dated July 10,    Exhibit (2) Registration
        1986, between AmVestors Financial             Form S-2, File #2-82811
          Corporation and American Investors Life     Dated November 26, 1986
          Insurance Company, Inc.
(2)(b)   Agreement and Plan of Merger                 Exhibit (2.1) to
                                                      Registration
                                                      statement on Form S-4,
                                                      File No. 333-01309 dated
                                                      March 1, 1996
(2)(c)   Resolutions of the Board of Directors        Exhibit (2)(a) to Form
         dated January 7, 1988, providing for         10-Q dated May 11, 1988.
         succession to the position of Chairman
         of the Board of Directors
(3)(a)  Articles of Incorporation as Amended       Exhibit (3)(a) to Form 10-Q
         and Restated                              dated October 26, 1993
(3)(b)  Bylaws of the company                      Exhibit (4.2) to
                                                Registration
                                                statement on Form S-8, File
                                                No. 33-31155 dated September
                                                19, 1989
(4)(a)  Specimen Common Stock Certificate       Exhibit (4)(a) to Form 10-K
         expiring December 9, 1998              dated March 30, 1995
(4)(b)  Common Stock Purchase Warrant           Exhibit (10)(o) to Form 10-K
         expiring December 9, 1998              dated April 12, 1989
(4)(c)  Common Stock Purchase Warrant           Exhibit (10)(v) to Form 10-Q
         expiring May 1, 2002                   dated May, 13, 1992

Exhibit                                           Page Number or Incorporation
 Number                   Description                       by Reference
(10)(a)  Form of Indemnification Agreement        Exhibit (10)(a) to Form 10-K
         between company and its officers and      dated March 29, 1988
         directors
(10)(b)  1989 Non-Qualified Stock Option Plan      Exhibit (10)(q)to Form 10-K
         adopted March 17, 1989                   dated April 12, 1989
(10)(c)  Stock Appreciation Rights Plan adopted   Exhibit (10)(r) to Form 10-K
         March 17, 1989                           dated April 12, 1989
(10)(d)  Restricted Stock Plan adopted            Exhibit 4.4 to Registration
         March 17, 1989                          statement on Form S-8 dated
                                                 September 19, 1989
                                                 Registration No. 33-31155
(10)(e)  Employment Agreement dated December 17, Exhibit (10)(l) to Form 10-K
         1992, among the company, it's             dated March 30, 1993
         subsidiaries and Mark V. Heitz
(10)(f)  Employment Agreement dated October 3,   Exhibit (10)(a) to Form 10-Q
         1994, among the company, its subsidiaries  dated November 10, 1994 and Ralph W. Laster, Jr
(10)(g)  Bonus Compensation Agreement dated       Exhibit (10)(b) to Form 10-Q
         September 30, 1994, between the company    dated November 10, 1994
         and Ralph W. Laster, Jr.
(10)(h)  Bonus Compensation Agreement dated       Exhibit (10)(c) to Form 10-Q
         September 30, 1994, between the company    dated November 10, 1994
         and Mark V. Heitz
(10)(i)  Credit Agreement dated December 29, 1994 Exhibit (10)(i) to Form 10-K
         between the company, First National Bank   dated March 30, 1995
         of Chicago and Boatmen's First National
         Bank of Kansas City
(10)(j)  Amendment No. 1 to Credit Agreement dated Exhibit (10)(a)to Form 10-Q
         December 29, 1994, between the company,    dated August 11, 1995
          First National Bank of Chicago and
          Boatmen's First National Bank of Kansas
          City

(10)(k)  1994 Stock Purchase Plan for Non-        Exhibit (10)(j) to Form 10-K
         Employee Directors effective              dated March 30, 1995
         February 24, 1994
(10)(l)  Incentive Compensation Plan between the  Exhibit (10)(k) to Form 10-K
         company and certain designated employees   dated March 30, 1995
         effective for the calendar year 1994
(10)(m)  1995 Special Incentive Bonus Agreement     PP 71-72
          between the company and Ralph W. Laster,
          Jr. dated April 27, 1995

Exhibit                                           Page Number or Incorporation
 Number                   Description                       by Reference
 (10)(n)  1995 Special Incentive Bonus Agreement     PP 73-74
          between the company and Mark V. Heitz
          dated April 27, 1995

    (11)  Calculation of Earnings per Share         P 75

    (20)  Reports on Form 8-K
         The company filed a report on
         Form 8-K on September 22, 1995

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

    (23)  Independent Auditors' Consent             P 76

    (27)  Financial Data Sheet

SIGNATURES
_____________________________

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMVESTORS FINANCIAL CORPORATION

                        By: /s/Ralph W. Laster, Jr.
                           _______________________________
                         Ralph W. Laster, Jr.
                         Chairman of the Board
                         Chief Executive Officer
                        (Principal Executive Officer)
                         and Chief Financial Officer
                        (Principal Accounting Officer)

Date:  March 14, 1996
       ________________

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/Ralph W. Laster, Jr.                                      March 14, 1996
Ralph W. Laster, Jr           Chief Executive Officer
                             (Principal Executive Officer)
                              and Chief Financial Officer
                             (Principal Accounting Officer)

/s/Mark V. Heitz            President, General Counsel          March 14, 1996
  Mark V. Heitz              and Director

/s/Janis L. Andersen        Director                            March 14, 1996
   Janis L. Andersen

                             Director
  Robert G. Billings

  /s/Jack H. Brier             Director                         March 14, 1996
  Jack H. Brier

                              Director
  Robert T. McElroy, M.D.

  /s/R. Rex Lee                Director                         March 14, 1996
  R. Rex Lee, M.D.

  /s/Robert R. Lee              Director                        March 14, 1996
  Robert R. Lee

  /s/James V. O'Donnell         Director                        March 14, 1996
  James V. O'Donnell

INDEPENDENT AUDITORS' REPORT
_______________________________


        We have audited the consolidated financial statements of AmVestors Financial Corporation and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 29, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of AmVestors Financial Corporation and subsidiaries, listed in Item
14. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/Deloitte & Touche LLP
___________________________

Kansas City, Missouri
February 29, 1996

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
SCHEDULE I
As of December 31, 1995
(000's Omitted)

                                                                   Amount at
                                                                    which
                                                                     shown
                                                                    in the
                                                       Market        balance
         Type of Investment                 Cost         Value         sheet
Debt securities:
 Bonds:
  Available-for-sale:
   U.S. treasury obligations              $ 51,743        52,664      52,664
   Mortgage-backed securities              671,283       700,936     700,936
   Public utilities                        150,536       158,695     158,695
   All other corporate bonds             1,074,215     1,132,311   1,132,311
  Trading:
   All other corporate bonds                 1,489         1,485       1,485
Total debt securities                    1,949,266     2,046,091   2,046,091
Equity securities:
  Available-for-sale:
    Banks, trust and insurance
     companies                                198            465         465
    Public utilities                          237             67          67
    All other common stock                    612            649         649
  Preferred stock                           7,566          7,733       7,733
 Trading:
  Preferred stock                             619            629         629
Total equity securities                     9,232          9,543       9,543
Mortgage loans on real estate               5,391          5,445       5,391
Other long-term investments                34,100         34,100      34,100
Short-term investments                        436            436         436
Total investments                      $1,998,425      2,095,615   2,095,561

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

SCHEDULE II
BALANCE SHEETS
(000's Omitted)

                                                As of December 31,
                                               1995            1994
                                            ___________       ___________
ASSETS
_______
Investments in subsidiaries                $   182,723         107,744
Long-term investments
                                                    -              635
Cash and cash equivalents                         756              (33)
Other assets                                    3,424            2,683
Total Assets                               $  186,903          111,029
LIABILITIES AND STOCKHOLDERS' EQUITY
_________________________________________

Liabilities:
 Notes payable                             $   12,084             5,434
 Other liabilities                                374             1,399
  Total liabilities                            12,458             6,833
Stockholders' Equity:
 Preferred stock                                     -                -
 Common stock                                   12,904           12,769
 Paid-in capital                                64,284           63,499
 Unrealized investment gains (losses)           45,372           (7,813)
 Retained earnings                              54,714           38,876
                                               177,274          107,331
 Less leveraged employee stock ownership
trust                                           (2,829)          (3,135)
  Total stockholders' equity                  174,445           104,196
  Total liabilities and stockholders' equity $186,903           111,029
                                            STATEMENTS OF EARNINGS
                                         For the year ended December 31,
                                          1995        1994          1993
Equity in earnings of subsidiaries      $15,799      13,748       17,732
Net investment income                        93          67           23
Other revenues                            3,676       4,149        4,103
Operating expense                        (2,624)     (3,867)      (2,921)
Interest expense                           (518)       (466)      (1,533)
Net investment gains                        177           -            -
 Net earnings before income taxes and
  extraordinary item                     16,603      13,631       17,404
Income tax expense (benefit)                  4         (62)        (787)
 Net earnings before extraordinary item  16,599      13,693       18,191
Extraordinary loss                           -            -         (213)
 Net earnings                           $16,599      13,693       17,978

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE II (cont.) STATEMENTS OF CASH FLOWS (000's Omitted)
Increase (Decrease) in Cash and Cash Equivalents

                                         For the Year Ended December 31,
                                         1995         1994        1993
Operating Activities:
  Net earnings                         $ 16,599       13,693       17,978
  Adjustments to reconcile net
    earnings to net cash provided by
   (used in) operating activities:
  Equity in earnings of subsidiaries    (15,799)     (13,748)      (17,732)
  Amortization of discount on notes
    payable                                   -           -             59
  Net investment gains                     (177)          -              -
  Accrued investment income                   4           -              -
  Other liabilities                      (1,075)       (656)         1,368
  Other assets                             (847)        160            877
  Other, net                                338         134           (372)
Net cash provided by (used in)
 operating activities                      (957)       (417)         2,178

Investing Activities:
  Investment in subsidiaries             (6,457)       (135)       (14,600)
  Dividends from subsidiaries               690       1,900          2,680
  Sale of equity securities                 223          -               -
  Purchase of equity securities            (300)         -               -
  Proceeds from sale of debt securities       -          -              75
  Purchases of long-term investments       (601)      (233)           (494)
  Short-term investments, net               266          -               -
  Principal payments on long-term
   investments                              809        190               -
Net cash provided by (used in)
 investing activities                   (5,370)        1,722       (12,339)
Financing Activities:
  Proceeds from notes payable            7,000             -             -
  Payments on notes payable               (350)         (326)      (20,855)
  Cash dividends to stockholders          (761)            -          (236)
  Redemption of stockholder plan             -          (101)            -
  Fractional cash on reverse stock split     -             -           (25)
  Issuance of common stock                 791            27        31,400
  Purchase of treasury stock                 -        (1,186)            -
  Repurchase of warrants                     -             -          (375)
  Allocation of LESOPshares                306           286           267
  Other, net                               130            10             -
Net cash provided by (used in)
 financing activities                    7,116        (1,290)       10,176
Increase (Decrease) in Cash and Cash
  Equivalents                              789            15            15
Cash and Cash Equivalents:
  Beginning of year                        (33)          (48)          (63)
    End of year                         $  756           (33)          (48)
Supplemental schedule of cash flow
 information:
  Income tax payments                   $(1,507)        6,150        3,204
  Interest payments                     $   485             -        1,614

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE III
(000's Omitted)

                 Future
                 Policy                                   Amortization
Year   Deferred  Benefits   Other Premium    Benefits      of Deferred
Ended   Policy   Losses,      Claims & Policy  Net       Claims &   Policy
Other
 DecemberAcquisition Claims &   &    Charges Investment Settlement Acquisition
Operating
 31,     Costs   Loss ExpenseBenefits Revenue Income Expenses Costs  Expenses
1993    $128,671  2,005,339   157   6,594    138,539    4,257  9,436   11,285
1994    $148,871  2,148,763   134   6,331    142,009    3,570  9,026    8,883
1995    $140,476  2,259,028    76   8,500    156,510    3,067 12,365   10,006

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

SCHEDULE V
(000's Omitted)

                                          Additions
                                    ________________________
                           Balance   Charged to Charged to          Balance at
                          Beginning  Costs and    Other               End of
                          of Period  Expenses   Accounts  Deductions   Period

Year Ended December 31, 1993:
 Allowance for Credit Losses  $  2,500     -       1,442     1,442      2,500
 Allowance for Deferred
  Tax Asset                      3,335     -           -     1,025      2,310
 Allowance for Uncollectable
  Agent Balances                   277   141           -        70        348
                              $  6,112   141       1,442     2,537      5,158
Year Ended December 31, 1994:
 Allowance for Credit Losses  $  2,500     -         360       629      2,231
 Allowance for Deferred
  Tax Asset                      2,310   284           -         -      2,594
 Allowance for Uncollectable
  Agent Balances                   348    88           -       209        227
                              $  5,158   372         360       838      5,052
Year Ended December 31, 1995:
 Allowance for Credit Losses  $  2,231     -            -    2,231          -
 Allowance for Deferred
  Tax Asset                      2,594     -            -    1,026      1,568

 Allowance for Uncollectable
  Agent Balances                   227   512            -        -        739
                              $  5,052   512            -    3,257      2,307

70