Form 10-Q
period 1996-03-31
AMVESTORS FINANCIAL CORP
filed 1996-05-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months Ended March 31, 1996


Commission File Number 0-15330


AMVESTORS FINANCIAL CORPORATION

______________________________________________

(Exact name of registrant as specified in its charter)

               Kansas                                48-1021516
   ____________________________             _____________________________
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

 415 Southwest 8th Avenue, Topeka, Kansas               66603
_________________________________________        ___________________
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code:  (913) 232-6945
                                                     ________________

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

       Class                                   Outstanding March 31, 1996
       _______                              _______________________________
       Common Stock, no par value                   10,154,995 shares

AMVESTORS FINANCIAL CORPORATION
INDEX


PARTI.               Financial Information:
                     Page Number
                     Consolidated Balance Sheets-
                       March 31, 1996 and December 31, 1995             2-3
                     Consolidated Statements of Earnings-
                       Three months ended March 31, 1996 and 1995         4
                     Consolidated Statements of Stockholders' Equity-
                       Twelve months ended December 31, 1995 and
                       Three months ended March 31, 1996                  5
                     Consolidated Statements of Cash Flows-
                       Three months ended March 31, 1996 and 1995       6-7
                     Notes to Consolidated Financial Statements        8-23
                     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations            23-28

PART II.             Other Information                                28-31

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(000's Omitted)
(Unaudited)

ASSETS                                              1996                1995
_______________________________________           ___________        _________
Investments:
    Debt securities:
      Bonds:
        Available-for-sale (cost: $2,035,105 and
         $1,947,777)..........................     $ 2,063,146       2,044,606
        Trading (cost: $1,650 and $1,489).....           1,668           1,485
                                                     2,064,814       2.046,091
    Equity securities:
      Common stock:
        Available-for-sale (cost: $1,347 and $1,047)     1,585           1,181
      Preferred stock:
        Available-for-sale (cost: $14,533 and $7,566)    15,016          7,733
        Trading (cost: $1,074 and $619)...........        1,091            629
                                                         17,692          9,543
    Other long-term investments..................        34,515         39,491
    Short-term investments.........................         427            436
        Total investments.........................    2,117,448      2,095,561
Cash and cash equivalents......................          12,512         48,281
Accounts receivable (net of allowance for uncollectible
    accounts of $815 and $739)...................           275           454
Amounts receivable under reinsurance agreements.....    144,169       146,618
Amounts receivable on securities settlements in process   1,743        10,873
Accrued investment income....................            29,501        29,357
Deferred policy acquisition costs....................   163,812       140,476
Other assets.......................................       6,163         4,584
        Total assets............................     $2,475,623     2,476,204

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(000's Omitted, except per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                  1996           1995
______________________________________           ______________  _____________
Liabilities:

    Policy liabilities:
      Future policy benefits..............           $ 2,296,246     2,259,028
      Other policy liabilities...........                  6,654         7,312
                                                       2,302,900     2,266,340

    Notes payable.....................                     7,000         7,000
    Amounts due on securities settlements in process       3,400         1,438
    Deferred income taxes.........................         6,443        22,901
    Accrued expenses and other liabilities..........       6,598         4,080
                  Total liabilities..............      2,326,341     2,301,759
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, authorized -
      2,000,000 shares.............................           -             -
    Common stock, no par value, authorized -
      25,000,000 shares; issued and outstanding -
       10,154,995
       shares in 1996 and 10,140,738 shares in 1995..    12,922         12,904
    Paid in capital..............................        64,371         64,284
Unrealized investment gains (losses)(net of deferred
policy acquisition cost amortization expense (benefit)
    of $8,092 and $27,327 and deferred income tax
      expense (benefit) of $7,234 and $24,431).....      13,436         45,372
    Retained earnings............. ............          61,382         54,714
                                                        152,111        177,274
    Less leveraged employee stock ownership trust
      (LESOP)  ....................................      (2,829)       (2,829)
       Total stockholders' equity                       149,282        174,445
     Total liabilities and stockholders' equity..    $2,475,623      2,476,204

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended March 31, 1996 and 1995
(000's Omitted, except per share data)
(Unaudited)

                                                         1996             1995
Revenue:
    Insurance premiums and policy charges........     $ 2,457            1,904
    Net investment income.........................     39,169           38,220
    Net investment gains (losses)................       7,627             (10)
    Other revenue...............................           25               98
    Total revenue.................................     49,278           40,212
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders.........................          30,620           29,000
    Amortization of deferred policy acquisition
    costs    ................................           4,970            2,988
    General insurance expenses..................        1,921            2,215
    Premium and other taxes, licenses and fees.....       251              525
    Other expenses.................................        60               54
    Total benefits and expenses.................       37,822           34,782
Operating earnings..............................       11,456            5,430
Interest expense..............................            125               21
Earnings before income tax expense...........          11,331            5,409
Income tax expense..........................            3,910            1,893
Net earnings..................................     $    7,421            3,516
Earnings per share of common stock:
    Primary:
    Net earnings..............................     $      .71              .34

    Fully diluted:
     Net earnings.............................     $      .71              .34

Average share outstanding:
    Primary                                            10,427           10,251
    Fully diluted........................              10,493           10,292

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                         Unrealized
                                          Investment
                        Common   Paid-in     Gains  Retained
                       Stock     Capital   (Losses) Earnings  LESOP  Total
Balance as of January
 1, 1995                $12,769   63,499   (7,813)  38,876   (3,135)  104,196
Net earnings........         -        -         -   16,599        -    16,599
Change in unrealized
investment
  gains (losses).........    -        -     53,185      -         -    53,185
Cash dividends to
stockholders
  ($.075 per share on
common
  stock)............         -        -         -     (761)       -     (761)
Issuance of common stock:
  upon exercise of
options                    135      785<F1>     -        -        -      920
Allocation of LESOP
shares                       -        -         -        -      306      306
Balance December
31, 1995                12,904    64,284   45,372   54,714   (2,829)  174,445
Net earnings.....            -        -         -    7,421        -     7,421
Change in unrealized
investment
  gains (losses)....         -        -   (31,936)      -         -   (31,936)
Cash dividends to
stockholders
  ($.075 per share on
common
   stock)..............     -        -         -      (753)       -     (753)
Issuance of common stock:
  upon exercise of
options                    18       87<F1>     -         -        -      105
Balance March 31,
 1996                 $12,922   64,371     13,436    61,382  (2,829) 149,282
<FN<F1> Net of income tax benefit of $29 and $440 for the period ended March
31,
1996 and December 31, 1995, respectively.

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Three months ended March 31, 1996 and 1995
(Unaudited)
(000's Omitted)

                                              1996                       1995
Operating Activities:
    Net earnings..........................     $  7,421                  3,516
    Adjustments to reconcile net earnings to
net cash
    provided by (used in) operating activities:
      Interest credited to policyholders.......  30,835                 29,242
      Amortization of (discounts) premiums on
debt
       securities, net......................       (241)                 (266)
      Amortization of deferred policy
acquisition costs...............                  4,970                  2,988
      Net investment (gains) losses.....         (7,627)                    10
      Accrued investment income............        (144)                   133
      Deferred income taxes................         737                  2,411
      Other, net..........................        2,779                  2,093
    Net cash provided by operating activities    38,730                 40,127
Investing Activities:
    Purchases of securities:
     Held-to-maturity.................                -                  (612)
     Available-for-sale................        (261,348)              (40,042)
     Trading...........................          (6,332)                    -
    Proceeds from sale of securities:
     Held-to-maturity......................           -                     -
     Available-for-sale.................        135,203                  1,721
     Trading.............................         6,290                      -
    Proceeds from maturity or redemption
of securities:
     Held-to-maturity......................          -                   4,793
     Available-for-sale...................      38,558                  25,131
     Trading.............................          259                       -
    Other long-term investments, net.....        4,977                   4,728
    Short-term investments, net..........            9                      67
    Capitalization of deferred policy
acquisition costs    .....................      (9,071)                (7,436)
    Other, net........................            (984)                  (156)
    Net cash used in investing activities....  (92,439)               (11,806)
Financing Activities:
    Premiums received.....................      97,144                 75,768
    Surrender and death benefits paid......    (93,786)               (96,499)
    Surrender and risk charges collected....     1,880                  1,507
    Securities settlements in process.......    11,092                     65
    Cash dividends to stockholders......          (753)                     -
    Issuance of common stock..........             105                    260
    Other, net........................           2,258                    424
    Net cash provided by (used in) financing
     activities.............................    17,940                (18,475)
Increase (Decrease) in Cash and Cash
Equivalents......................              (35,769)                 9,846
Cash and Cash Equivalents:
    Beginning of year................           48,281                 10,621

    End of year.............                  $ 12,512                 20,467

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Increase (Decrease) in Cash and Cash Equivalents
Three months ended March 31, 1996 and 1995
(Unaudited)
(000's Omitted)

                                                 1996                 1995
Supplemental schedule of cash flow information:
    Income tax payments (refunds)........       $     315              (1,272)
    Interest payments.......................    $     118                   -
Change in net unrealized investment gains
(losses).........................               $ (68,368)            19,792

Less: Associated (increase) reduction in
amortization
     of deferred policy acquisition costs          19,235             (4,948)

         Deferred income tax (expense) benefit..   17,197             (4,161)
    Net change in net unrealized gains (losses). $(31,936)            10,683

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
_______________________________________________

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), and AmVestors Investment Group, Inc. (AIG) (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:

        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of earnings and the statements of cash flows for the three month periods ended March 31, 1996 and 1995.
C.  INVESTMENTS:

        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value, are carried at estimated net realizable value. Debt securities available-for-sale are carried at estimated market value, with any unrealized gains or losses recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisors. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        Investments in common and preferred stock are carried at market, with unrealized gains (losses) recorded in stockholders' equity for securities available-for-sale.
        Investments in debt and equity securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market. Unrealized gains (losses) are included currently in the results of earnings.
        The cost of securities sold is determined on the identified certificate basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partner's estimated market value with any unrealized gains or losses recorded in net investment income.

___________________________________________________________
D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of March 31, 1996, and December 31, 1995, were as follows:

                                   (000's Omitted)

                                  1996                          1995
                               Carrying       Fair      Carrying        Fair
                                 Value       Value       Value          Value
    Assets
    Debt securities..          $2,064,814   2,064,814   2,046,091    2,046,091
    Equity securities.......       17,692      17,692       9,543        9,543
    Other long-term investments    34,515      34,524      39,491       39,546
    Short-term investments.....       427         427         436          436
    Cash and cash equivalents..    12,512      12,512      48,281       48,281
    Accounts receivable on
     securities settlements in
    process....................     1,743       1,743     10,873        10,873
    Accounts receivable and
    accrued investment income..    29,776      29,776     29,811        29,811
    Liabilities:
     Future policy benefits -
     investment contracts.....  2,059,172   1,935,054   2,022,653    1,900,895
     Other policy liabilities.      6,654       6,654       7,312        7,312
     Notes payable............      7,000       7,000       7,000        7,000
     Amounts due on securities
     settlements in process..       3,400       3,400       1,438        1,438
     Accrued expenses and other
      liabilities..............     6,598       6,598       4,080        4,080

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

___________________________________________________________

        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - THE CARRYING AMOUNTS REPORTED IN THE BALANCE SHEET FOR THESE ASSETS APPROXIMATES FAIR VALUE.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        NOTES PAYABLE - The fair value of the company's note payable has been estimated to be an amount equal to the balance reported in the balance sheet.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed through a network of independent agents licensed in 47 states and the District of Columbia. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 1% of annuity sales in 1995, and the top twenty individual agents accounted for approximately 11% of 1995 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings.
F.  DEFERRED POLICY ACQUISITION COSTS:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in

___________________________________________________________
relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Net investment gains (losses) realized in the first three months of 1996 and 1995 resulted in the company experiencing investment margins greater than those estimated. As a result, $2,147,467 and $3,731 of the unamortized balance of deferred policy acquisition costs were expensed in the three months ended March 31, 1996 and 1995, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
g.  Future policy benefits:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
H.  PARTICIPATING POLICIES:
        The company issued participating policies in past years on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
I.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
J.  INCOME TAXES:
        The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
K.  EARNINGS PER SHARE:
        Earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method.

___________________________________________________________

L.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
M.  NEW ACCOUNTING STANDARDS:
        Effective January 1, 1995, the company adopted the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure about the amount, nature, and terms of derivative financial instruments. Since the company has no derivative financial instruments as defined in the Statement, the adoption of this accounting standard did not result in any additional financial statement disclosure.
        Effective November 30, 1995, the company adopted the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" and transferred all bonds with an amortized cost of $1,159,390,768 classified as held-to-maturity to available-for-sale. The effect of the adoption was an increase in stockholders' equity of $21,218,205 (net of related amortization of deferred policy acquisition costs of $12,792,403 and deferred income taxes of $11,425,188). Net earnings for the year ended December 31, 1995 were not affected by the adoption of this implementation guide.
        Effective for fiscal years beginning after December 15, 1995, SFAS No. 121, "Accounting for the Impairment of Long Lived Assets" establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The company does not expect this Statement to have a material affect on its consolidated financial statements.
        Effective for financial statements for fiscal years beginning after December 15, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising from stock compensation plans. The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting under APB Option No. 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The company will continue to apply APB Option No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied.
N.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the March 31, 1995 and December 31, 1995 financial statements to the March 31, 1996 presentation.
2. Investments:
_________________
A summary of investment income is as follows:

                                                        (000's Omitted)
                                                        For the Period
                                                        Ended March 31,
                                                  1996                 1995
Debt securities....................            $    37,781             36,199
Equity securities..................                    168                  6
Other long-term investments.......                   1,234              2,113
Short-term investments............                     715                435
                                                    39,898             38,753
Less investment expenses.........                      729                533
Net investment income...........               $    39,169             38,220

______________________________

                                                   (000's Omitted)
                                                    For the Period
                                                    Ended March 31,
                                                 1996              1995
Net investment gains (losses):
 Realized investment gains (losses):
    Debt securities, available-for-sale..         $   7,203                7
    Debt securities, held-to-maturity..........           -                6
    Debt securities, trading..................          280                -
    Equity securities, available-for-sale.....            -                2
    Equity securities, trading............              115                -
   Other...............................                   -              (25)
Net realized investment gains (losses).........       7,598              (10)
 Unrealized investment gains (losses):
    Debt securities, trading............                 22                 -
    Equity securities, trading...........                 7                 -
Net unrealized investment gains
(losses).......................................          29                 -
Net investment gains (losses)...................    $ 7,627               (10)

        Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy that yields in excess of the S&P 500 Index may be obtained. The partnerships are carried at an amount equal to the company's share of the partnerships' estimated market value with related unrealized gains and losses recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially affect the company's earnings for any given period.
        The maturity of the company's debt and equity securities portfolio as of March 31, 1996 was as follows:

                                                 (000's Omitted)
                                              As of March 31, 1996
                                  Available-for-Sale         Trading
                                             Estimated              Estimated
                                Amortized     Market     Amortized    Market
                                    Cost       Value        Cost       Value
Debt securities:
 One year or less                $   41,941     40,151        -           -
 Two years through five years       439,092    449,821      759          756
 Six years through ten years      1,254,470  1,275,156      729          753
 Eleven years and after             299,602    298,018      162          159
                                  2,035,105  2,063,146    1,650        1,668
Equity securities                    15,880     16,601    1,074        1,091
                               $  2,050,985  2,079,747    2,724        2,759

These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.

_____________________________

        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of March 31, 1996, and December 31, 1995, were as follows:

                                                      (000's Omitted)
                                                                    Estimated
                           Amortized        Unrealized   Unrealized   Market
                              Cost            Gains        Losses      Value
       March 31, 1996
    ___________________
Bonds, available-for-sale:
  Corporate debt obligations
  Investment grade.....       $ 1,143,316       33,583      12,780   1,164,119
  High-yield............          162,099        2,771       2,471     162,399
                                1,305,415       36,354      15,251   1,326,518
  U.S. Treasury obligations.       50,138          774         140      50,772
  Mortgage-backed securities
  Investment grade............    671,010       14,134       5,695     679,449
  High-yield.................       8,542            -       2,135       6,407
  Bonds, available-for-sale...  2,035,105       51,262      23,221   2,063,146
Bonds, trading:
  Corporate debt obligations
  Investment grade..........        1,489           23           3       1,509
  High-yield...........               161            1           3         159
  Bonds, trading...........         1,650           24           6       1,668
  Total bonds.................  2,036,755       51,286      23,227   2,064,814
Equity securities.........         16,954        1,300         562      17,692
                              $ 2,053,709       52,586      23,789   2,082,506

            December 31, 1995
            __________________
Bonds, available-for-sale:
  Corporate debt obligations
  Investment grade......      $ 1,076,873       63,321         724  1,139,470
  High-yield..............        147,878        5,468       1,810    151,536
                                1,224,751       68,789       2,534  1,291,006
  U.S. Treasury obligations.       51,743          942          21     52,664
  Mortgage-backed securities
  Investment grade........        661,652       32,062           1    693,713
  High-Yield...............         9,631            -       2,408      7,223
  Bonds, available-for-sale.    1,947,777      101,793       4,964  2,044,606
Bonds, trading:
  Corporate debt obligations
  Investment grade............       458            -            7        451
  High-yield...............        1,031            5            2      1,034
  Bonds, trading.............      1,489            5            9      1,485
  Total bonds.............     1,949,266      101,798        4,973  2,046,091
  Equity securities........        9,232          614          303      9,543
                             $ 1,958,498      102,412        5,276  2,055,634

____________________________

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:

                                                 (000's Omitted)
                                               Accumulated           Estimated
                                   Original       Write     Carrying    Market
                                     Cost         Downs       Value     Value
March 31, 1996                     $  7,545       7,545          -         -
December 31, 1995                  $  7,545       7,545          -         -

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

        The amortized cost, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of March 31, 1996, and December 31, 1995 were as follows:

                                                      (000's Omitted)
                                                                              Estimated
                                           Amortized  Unrealized  Unrealized  Market
      March 31, 1996                          Cost     Gains        Losses    Value
Government agency mortgage-backed securities:
    Planned amortization classes....         $  64,212    401         -         64,613
    Targeted amortization classes and
     accretion directed classes........          7,858    191         -          8,049
    Pass-throughs.........................          29      3         -            32
          Total government agency
         mortgage-backed securities.            72,099    595         -         72,694
Government-sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes.              433,709  11,001     4,323        440,387
    Sequential classes.............                272       4         -          276
    Pass-throughs....................            3,230      20         -          3,250
     Total government-sponsored enterprise
        mortgage-backed securities........     437,211  11,025      4,323       443,913
Other mortgage-backed securities:
    Planned amortization classes....            17,312      78          -         17,390
    Sequential classes.............            140,782   2,428      1,372       141,838
    Pass-throughs.................                  10       -          -          10
    Subordinated classes...........             12,138       8      2,135       10,011
 Total other mortgage-backed securities.       170,242   2,514      3,507       169,249
Total mortgage-backed securities........     $ 679,552  14,134      7,830       685,856

___________________________

                                                        (000's Omitted)
                                                           Estimated
                                          Amortized Unrealized Unrealized
Market
  December 31, 1995                          Cost     Gains    Losses   Value
Government agency mortgage-backed securities:
    Planned amortization classes.....        $ 71,164   1,823      -    72,987
    Targeted amortization classes and
     accretion directed classes...........      7,833     360      -     8,193
    Pass-throughs........................          32       3      -        35
          Total government agency
           mortgage-backed securities......    79,029   2,186      -    81,215
Government sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes..........    403,359  23,750       -  427,109
    Sequential classes...................      19,546   1,405       -   20,951
    Pass-throughs........................       3,258      21       -    3,279
          Total government sponsored enterprise
           mortgage-backed securities......   426,163  25,176        - 451,339
Other mortgage-backed securities:
    Planned amortization classes......         18,574     172        -  18,746
    Sequential classes..................      134,245   4,484        1 138,728
    Pass-throughs........................          11       -        -      11
    Subordinated classes.............          13,261      44    2,408  10,897
          Total other mortgage-backed
securities..                                  166,091   4,700    2,409 168,382
Total mortgage-backed securities...        $  671,283  32,062    2,409 700,936

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 21.2% and 23.4% of the carrying value of the company's mortgage-backed securities as of March 31, 1996 and December 31, 1995, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 77.0% and 74.6% of the carrying value of the company's mortgage-backed securities as of March 31, 1996 and December 31, 1995.

___________________________

        As of March 31, 1996, 74.9% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 75.3% as of December 31, 1995. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of six issues, with a carrying value of $18,082,768 as of March 31, 1996, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody' s.
        The amounts shown as "estimated market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. Losses are recogni zed in the period they occur based upon specific review of the securities portfolio and other factors.
        The consideration received on sales of debt and equity securities, carrying value and realized gains and losses on those sales were as follows:

                                                        (000's Omitted)
                                                For the Period Ended March 31,
                                               1996                    1995
       Consideration received.......          $      180,312           33,873
       Carrying value..........                      172,714           33,858
       Change in unrealized gains (losses) on
         trading securities.................              29               -
       Net investment gains (losses)......... $        7,627              15
         Investment gains...................  $        8,365              15
         Investment losses..............                (767)             -
       Change in unrealized gains (losses) on
         trading securities..................             29              -
         Net investment gains (losses).......  $       7,627             15

        The above table contains no sales of securities which the company had classified as held-to-maturity.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, debt securities trading, equity securities available-for-sale and equity securities trading changed as follows:

                                                          (000's) Omitted
                                                 Net Unrealized Gains (Losses)
                                  Debt        Debt                    Equity
                               Securities  Securities    Debt       Securities  Equity
                                 Held-to-   Available- Securities   Available-   Securities
                                 Maturity     for-Sale  Trading      for-Sale    Trading
Balance as of January 1, 1995..  $  (91,493)   (14,092)     -          187        -
1995 Net Change..............        91,493    110,921     (4)         114       10
Balance as of December 31, 1995           -     96,829     (4)         301       10
1996 Net Change...............            -    (68,788)    22          420        7
Balance as of March 31, 1996...   $       -     28,041     18          721       17

___________________________

        At March 31, 1996, and December 31, 1995, investments with statutory carrying values of
        $2,026,957,262 and $1,956,343,973, respectively, were on deposit with various insurance departments. These amounts exceeded the minimum required deposits by $61,109,979 and $53,856,902 as of March 31, 1996, and December 31, 1995, respectively.
3. Other Assets:
________________

        Other assets consist of the following:

                                                      (000's Omitted)
                                             March 31,         December 31,
                                              1996               1995
                                           _____________       ____________
        Property and equipment at cost:
         Home office building
          (including land of $352)......    $    4,559               3,643
         Furniture and equipment........         3,645               3,711
         Automobiles....................            99                  99
                                                 8,303               7,453
         Less accumulated depreciation....      (3,656)              3,650
                                                 4,647               3,803
        Other.........................           1,516                 711
                                              $  6,163               4,584

4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

  For the                                                  Ceded to
  Period                                       Gross        Other       Net
  Ended              Descriptions              Amount       Companies  Amount
March 31,       Life insurance in force    $    305,699     234,692       71,007
  1996          Insurance premiums and
                policy charges..                  2,649         192        2,457

March 31,       Life insurance in force...      324,030     252,801       71,229
  1995          Insurance premiums and
                policy charges..                  2,188         284        1,904

March 31,       Future policy benefits....    2,296,246      143,406   2,152,840
 1996

December 31,    Future policy benefits...     2,259,028      145,183   2,113,845
  1995

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is likely.
        The company had amounts receivable under reinsurance agreements of $144,169,337 and $146,617,611 as of March 31, 1996, and December 31, 1995,
respectively. Of the amounts,
        $142,507,965 and $144,965,371 were associated with a single reinsurer. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by the company on the reinsured risks totalled $2,416,764 and $3,891,613 for periods ended March 31, 1996 and 1995, respectively.

__________________________
        The following table identifies the components of the amounts receivable from ERC:

                                                        (000's Omitted)
                                            __________________________________

                                               March 31,        December 31,
                                                 1996               1995
 Reserve for future policy benefits.....          $141,778            143,558
         Reimbursement for benefit payments and
          administrative allowance...........          730              1,407
                                                  $142,508            144,965

5. Credit Agreement:
____________________
        On December 29, 1994, the company entered into a credit agreement with The First National Bank of Chicago (First Chicago) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On July 28, 1995, this agreement was amended to reduce the commitment from $25,000,000 to $15,000,000. The company has agreed to pay a commitment fee of .25% per annum on the unused portion of the commitment. Borrowings under this agreement may be used for general corporate purposes. During December, 1995, the company borrowed $7,000,000 (effective annual interest at March 31, 1996 of 6.67%) under the credit agreement and contributed the proceeds to the capital and surplus of American. Principal repayments for this borrowing are as follows:
1996 - $-0- 1997 - $1,820,000 1998 - $2,240,000 1999 - $2,940,000.
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base rate announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, or (ii) a Eurodollar rate plus a margin ranging from 1.00% to 1.25%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American, minimum capital, surplus and asset valuation reserve of American and to maintain a maximum debt to equity (including indebtedness) ratio.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases; and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
6. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during either the three months ended March 31, 1996 or 1995.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all
        full-time employees with one year of service.
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,010,882 as of March 31, 1996, and December 31, 1995.

________________________________
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 361,213 shares of the company's common stock now owned by the LESOP, 118,996 shares have been allocated to the participating employees with the remaining 242,217 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $81,738, and $76,391, for the three months ended March 31, 1996, and 1995, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        A liability in the amount of $437,623, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were
        $1,986 and $(1,395) for the three months ended March 31, 1996 and 1995, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the three months ended March 31, 1996, and 1995 were $67,249 and
        $65,276 respectively.
7. Stockholders' Equity:
________________________
        Dividends by American to AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1995, surplus profits of American were $16,764,059 and 10% of statutory capital and surplus was $9,828,859. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of March 31, 1996, and December 31, 1995, American's statutory capital and surplus was $97,433,060 and $98,288,590, respectively. Statutory net income (loss) for 1995 was $5,984,601.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.

____________________________________
        This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,533,000 as of March 31, 1996).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $943,150 as of December 31, 1995 ($817,067 as of March 31, 1996).
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. These options have an exercise price equal to the closing price of the company's stock on the date of grant and none may be exercised beyond ten years from the grant date. A total of 832,084 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:


                                                For the Period Ended
                                            March 31,            December 31,
                                              1996                    1995
Options outstanding, beginning of period       841,341               859,837
Options granted.........................         5,000                87,500
Options exercised.......................       (14,257)             (105,996)
Options outstanding, end of period......       832,084               841,341
Outstanding options exercisable at end
of period................                      825,584               779,841
Options reserved for future grants at
end of period.............                      39,747                44,747
Option prices per share:
Exercised, during the period.....                $5.31          $4.84-$10.63
Outstanding, end of period..              $4.84-$12.66          $4.84-$12.66

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

                                                      For the Period Ended
                                                  March 31,      December 31,
                                                    1996             1995
    Rights outstanding, beginning of period...            -              -
    Rights granted....................                    -              -
    Rights exercised......................                -              -
    Rights expired.....................                   -              -
    Rights cancelled...........................           -              -
    Rights outstanding, end of period...                 -0-            -0-
    Rights reserved for future grants
    at end of period........................          5,000           5,000

____________________________________
        The company recorded no compensation expense relating to stock appreciation rights for the three months ended March 31, 1996, and 1995, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

 Warrant               Issue           Number       Exercise        Expiration
 Holder                 Date          of Shares      Price             Date
Morgan Guaranty        12/8/88          75,000       $ 3.9688         12/9/98
                       4/30/92          95,002         6.3855          5/1/02
                                       170,002

8. Other Revenue:
__________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the three months ended March 31, 1996 and 1995 was $29,187 and $31,301, respectively.
9. Income Taxes:
_________________
        The provision for income taxes charged to operations was as follows:


                                                       (000's Omitted)
                                                     For the three Months
                                                         Ended March 31,
                                                    1996               1995
Current income tax expense (benefit).....            $3,172             (518)
Deferred income tax expense (benefit)....               738            2,411
    Total income tax expense.............            $3,910            1,893

10. Acquisition:
__________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it will acquire all of the outstanding capital stock of Financial Benefit Group, Inc., (FBG) a Delaware corporation, for $5.31 per share, payable in the company's common stock, warrants and cash.
        FBG is an insurance holding company which owns all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39

____________________________
states, the District of Columbia and the U.S. Virgin Islands. FBG also owns all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996.
        In connection with the acquisition, the company borrowed $35,000,000 under a credit agreement with The First National Bank of Chicago, Fleet National Bank and Boatmen's First National Bank of Kansas City, the proceeds of which were used to fund the cash portion of the purchase price and refinance existing indebtedness of the company and FBG.
        The transaction will be accounted for using the purchase method with any resulting goodwill being amortized over a period not to exceed 40 years.
11. Contingencies:
__________________

        The company's insurance subsidiary is subject to state guaranty association assessments in all states in which it is admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to the guaranty fund assessments impacted 1995 and 1994 income before taxes by approximately $1,001,000 and $504,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of
Operations

General
        The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of Single Premium Immediate Annuities (SPIAs) and Flexible Premium Universal Life policies (FPULs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals (GAAP), premiums received on deferred annuities, SPIAs without life contingencies and FPULs, are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of American's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC. For the years ended 1995, 1994 and 1993, the company's weighted average expected surrender levels were 8.9%, 9.0%, and 13.0%, compared to the weighted average actual surrenders of 14.2%, 9.8%, and 14.7%. For the first three months of 1996, the company's weighted average expected surrender level was 12.3%, compared to weighted average actual surrenders of 15.1% for such period. Historically, the negative impact on earnings of any difference between the actual surrender levels and expected surrender levels has been more than offset by the realization of gains on the sale of securities and the change in future expected gross profits as the result of the company's reduction in credited rates.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994 and 1993, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million and $326.2 million during 1994 and 1993, respectively. As a result, $18.3 million, or 17%, and $139.6 million, or 43%, of such policies were surrendered during 1994 and 1993, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994 and 7% for 1993. Although, as of March 31, 1996, approximately $226.8 million, or 12% of annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $224.7 million of this amount is 6% or less. If the company reduces credited rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.

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

                                        For the Three Months Ended March 31,
                                             1996                 1995
                                                 (dollars in millions)
                                                   (percent of average
                                                invested assets annualized)
Average invested assets <F1>..   $  2,078.4    100.0%     $  1,936.2    100.0%
Insurance premiums and policy
 charges.......                  $      2.5      .47%            1.9      .39%
Net investment income <F2>             39.2     7.54            38.2     7.90
Net investment gains (losses),
core.......................              .4      .08              -        -
Policyholder benefits.........        (30.6)   (5.89)          (29.0)   (5.99)
Gross interest margin........          11.4     2.20            11.1     2.30
Associated amortization of deferred
 acquisition costs................     (2.9)    (.57)           (3.0)    (.62)
Net interest margin.............        8.5     1.63             8.1     1.68

Net investment gains (losses), other.   7.2     1.39              -         -
Associated amortization of deferred
 acquisition costs...................  (2.0)    (.39)             -         -
Net margin from investment gains
(losses), other.................        5.2     1.00              -         -
Total net margin.................      13.7     2.63             8.1     1.68
Expenses, net..................        (2.2)    (.42)           (2.7)    (.56)
Operating earnings...........          11.5     2.20             5.4     1.12
Interest expense...............         (.1)    (.02)             -        -
Earnings before income taxes....       11.3     2.18             5.4     1.12
Income tax expense................      3.9      .75             1.9      .39
Net earnings....................      $ 7.4     1.42%            3.5      .73%
Operating earnings............        $11.5     2.20%            5.4     1.12%
Less: Net margin from investment gains
 (losses), other...................     5.2     1.00               -       -
Operating earnings excluding net
margin
 from investment gains (losses),
other                                 $ 6.3      1.20%             5.4   1.12%

    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period.
<F2>Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1996, and 1995
        INSURANCE PREMIUMS AND POLICY CHARGES increased $.6 million or 32%, to $2.5 million in 1996 from $1.9 million in 1995, due to a $.4 million increase in surrender charges received as a result of increased surrenders of annuity policies and a $.2 million increase in SPIA sales. The increased surre nder activity realized in 1996 and 1995 reflects both the increased number of policies no longer covered by a surrender charge and the returns available on alternative investments as annuity rates have declined.
        NET INVESTMENT INCOME increased $1.0 million, or 3%, to $39.2 million from $38.2 million in 1995. This increase reflects an increase in average invested assets from $1,936.2 million in 1995 to $2,078.4 million in 1996, offset in part by decrease in the average yield on invested assets from 7.9% for the three months ended March 31, 1995, to 7.5% for the same period in 1996.
        NET INVESTMENT GAINS WERE $7.6 million in 1996, compared with a $10.0 thousand loss in 1995. Gains and losses may be realized upon securities which are disposed of for various reasons. The gains realized during both 1995 and 1996 are the result of general portfolio management. Unrealized gains
(losses) in the company's bond portfolio were $28.1 million and $96.8 million as of March 31, 1996 and December 31, 1995, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$1.6 million, or 6%, to $30.6 million in 1996 from $29.0 million in 1995.
This increase results primarily from an increase in the average interest rate credited on the company's annuity liabilities, from 5.9% as of March 31, 1995, to 6.0% as of March 31, 1996, along with an increase in annuity liabilities to $2,120.7 million on March 31, 1996, from $1,979.8 million on March 31, 1995.
        AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS increased $2.0 million, or 67%, to $5.0 million in 1996 from $3.0 million in 1995. Amortization of deferred policy acquisition costs (DAC) associated with gross interest margin decreased $.1 million to $2.9 million in 1996 from $3.0 million in 1995. Amortization of DAC associated with investment gains increased to $2.0 million on $7.6 million of gains in 1996 from a benefit of $3.7 thousand on losses of $10.0 thousand. Acquisition costs incurred in 1996 and deferred into future policy periods were $9.1 million, compared with $7.4 million in 1995.
        Income tax expense increased $2.0 million to $3.9 million in 1996 from $1.9 million in 1995. Taxes were provided at an effective rate of 35% on both 1996 and 1995 income.
LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of American. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas generally limit the ability of American to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certai n agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
        The liquidity requirements of American are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds by American are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the three months ended March 31, 1996, and 1995, was $5.2 million and $(19.2) million, respectively.
        The increase in net cash provided by annuity contracts without life contingencies in the first three months of 1996 resulted primarily from a $21.3 million increase in premiums received from $75.8 million to $97.1 million and a $2.7 million decrease in surrender and death benefits paid from $93.8 million to $96.5 million.
        Net cash provided by the company's operating activities was $38.7 million and $40.1 million in 1996 and 1995, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (2% and 4% as of March 31, 1996, and December 31, 1995, respectively). The weighted average duration of the company's investment portfolio was 4.5 years as of March 31, 1996.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's
Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated
Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December 31, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatmen's First National Bank of Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $15,000,000 in the form of a 5-year reducing credit facility, of which $7,000,000 has been been borrowed at December 31, 1995. For additional information regarding this credit agreement, see Note 5 of Notes to Consolidated Financial Statements.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see
Note 11 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $144.2 million and $146.6 million as of March 31, 1996, and December 31, 1995, respectively. Of the amounts, $142.5 million and $145.0 million, respectively, were associated with a single insurer, ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of Single Premium Whole Life (SPWL) policies written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract, the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. The company also receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend continued throughout 1995 and into 1996. Management believes that surrenders are lower during periods of declining interest rates.
PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

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

        None
Item 5.           Other Information
________________________________

        None

Item 6.           Exhibits and Reports on Form 8-K
___________________________________________________

        (a)Exhibits (numbered in accordance with Item 601 of Regulations
S-K).

 Exhibit                                    Page Number or Incorporation
 Number          Description                     by Reference
 (2)(a)   Plan and Agreement of Union dated     Exhibit (2) to Registration
          July 10, 1986, between AmVestors      Statement on Form S-2,
          Financial Corporation and American    File No. 2-82811 dated
          Investors Life Insurance Company,     November 26, 1996.
          Inc.

 (2)(b)   Resolutions of the Board of           Exhibit (2)(a) to Form 10-Q
          Directors dated January 7, 1988,      dated May 11, 1988.
          providing for succession to the
          position of Chairman of the Board
          of Directors

 (2)(c)   Agreement and Plan of Merger dated     Exhibit (2.1)to Registration
          September 8, 1995, between Financial   Statement on Form S-4,
          Benefit Group, Inc., AmVestors         File No. 333-01309 dated
          Financial Corporation and AmVestors    March 1, 1996
          Acquisition Subsidiary, Inc. as amended

 (3)(a)   Articles of Incorporation as Amended    Exhibit (3)(a) to Form 10-Q
          and Restated                            dated October 26, 1993

 (3)(b)   Bylaws of the company                   Exhibit (4.2) to Registration
                                                  Statement on Form S-8, File
                                                  No. 33-31155 dated September 19,
                                                  1989

 (4)(a)    Specimen Common Stock Certificate      Exhibit (4)(a) to Form 10-K
                                                  dated March 30, 1995.

 (4)(b)    Common Stock Purchase Warrant          Exhibit (10)(o) to Form 10-K
           expiring December 9, 1998              dated April 12, 1989

 (4)(c)    Common Stock Purchase Warrant          Exhibit (10(v) to Form 10-Q
                                                  dated May 13, 1992

 (10)(a)  Form of Indemnification Agreement
          between                                  Exhibit (10(a) to Form 10-K
          company and its officers and directors   dated March 29, 1988

 (10)(b)  1989 Non-Qualified Stock Option Plan    Exhibit (10)(q) to Form 10-K
          adopted March 17, 1989                  dated April 12, 1989

 (10)(c) Stock Appreciation Rights Plan adopted   Exhibit (10)(r) to Form 10-K
         March 17, 1989                           dated April 12, 1989

 (10)(d) Restricted Stock Plan adopted           Exhibit (4.4) to Registration
         March 17, 1989                          Statement on Form S-8, File
                                                 No. 33-31155 dated September 19,
                                                 1989

 Exhibit                                          Page Number or Incorporation
 Number                Description                by Reference
 (10)(e)  Employment Agreement dated December 17, Exhibit (10)(l) to Form 10-K
          1992, among the company, it's           dated March 30, 1993
          subsidiaries and Mark V. Heitz

 (10)(f)  Employment Agreement dated October 3,  Exhibit (10)(a) to Form 10-Q
          1994, among the company, its           dated November 10, 1994
          subsidiaries and Ralph W. Laster, Jr.

 (10)(g)  Bonus Compensation Agreement dated      Exhibit (10)(b) to Form 10-Q
          September 30, 1994, between the company dated November 10, 1994 and Ralph W. Laster, Jr.

 (10)(h)  Bonus Compensation Agreement dated      Exhibit (10)(c) to Form 10-Q
          September 30, 1994, between the company dated November 10, 1994 and Mark V. Heitz

 (10)(i) Credit Agreement dated December 29, 1994, Exhibit (10)(i) to Form 10-K between the company, First National Bank dated March 30, 1995 of Chicago and Boatmen's First National
          Bank of Kansas City

 (10)(j)  Amendment No. 1 to Credit Agreement dated  Exhibit (10)(a) to Form 10-Q
          December 29, 1994, between the company,    dated August 11, 1995
          First National Bank of Chicago and
          Boatmen's First National Bank of
          Kansas City

 (10)(k)  1994 Stock Purchase Plan for Non-Employee  Exhibit (10)(j) to Form 10-K
          Directors effective February 24, 1994      dated March 30, 1995

 (10)(l)  Incentive Compensation Plan between the    Exhibit (10)(k) to Form 10-K
           company and certain designated employees  dated March 30, 1995 effective for the calendar year 1994

 (10)(m)   1995 Special Incentive Bonus Agreement    Exhibit (10)(m) to Form 10-K
           dated April 27, 1995, between the company dated March 14, 1996 and Ralph W. Laster, Jr.

 (10)(n)   1995 Special Incentive Bonus Agreement     Exhibit (10)(n) to Form 10-K
            dated April 27, 1995, between the
            company                                   dated March 14, 1996
            and Mark V. Heitz

 (11)       Calculation of Earnings per Share         P 33

 (20)(a)    Reports on Form 8-K
            There were no reports on Form 8-K for
            the three months ended March 31, 1996

Exhibit                                           Page Number or Incorporation
Number             Description                       by Reference
 (22)         Wholly-owned subsidiaries of the
              registrant:

               American Investors Life Insurance
               Company, Inc.
               415 Southwest Eighth Avenue
               Topeka, Kansas 66603

                American Investors Sales Group, Inc.
                (formerly Gateway Corporation)
                 415 Southwest Eighth Avenue
                 Topeka, Kansas 66603

                 AmVestors Investment Group, Inc.
                 (formerly American Investors Sales
                 Group, Inc.)
                 415 Southwest Eighth Avenue
                 Topeka, Kansas 66603

                  AmVestors Acquisition Subsidiary, Inc.
                  415 Southwest Eighth Avenue
                  Topeka, Kansas 66603

 (27)             Financial Data Schedule

SIGNATURES
_____________________________


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMVESTORS FINANCIAL CORPORATION

                                             By: /c/Ralph W. Laster, Jr.
                                             _____________________________
                                             Ralph W. Laster, Jr.
                                             Chairman of the Board
                                             Chief Executive Officer
                                             (Principal Executive Officer)
                                              and Chief Financial Officer
                                              (Principal Accounting Officer)

Date:  May 14, 1996
      ____________________
32