Form 10-Q
period 1996-06-30
AMVESTORS FINANCIAL CORP
filed 1996-08-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Six Months Ended June 30, 1996
Commission File Number 0-15330
AMVESTORS FINANCIAL CORPORATION
______________________________________________
(Exact name of registrant as specified in its charter)
     Kansas                                         48-1021516
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)
415 Southwest 8th Avenue, Topeka, Kansas                      66603
_______________________________________________        ___________________
 (Address of principal executive offices)                    (Zip code)
Registrant's telephone number, including area code:  (913) 232-6945
                                                     ________________
                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
       Class                                   Outstanding June 30, 1996
       Common Stock, no par value                   12,870,203 shares

AMVESTORS FINANCIAL CORPORATION
INDEX
PART I.        Financial Information:                      Page Number
               Consolidated Balance Sheets-
               June 30, 1996 and December 31, 1995                    2-3
               Consolidated Statement of Earnings-
               Six months ended June 30, 1996 and 1995                  4
               Consolidated Statements of Earnings-
               Three months ended June 30, 1996 and 1995                5
               Consolidated Statements of Stockholders' Equity-
               Twelve months ended December 31, 1995 and
               Six months ended June 30, 1996                           6
               Consolidated Statements of Cash Flows-
               Six months ended June 30, 1996 and 1995                7-8
               Notes to Consolidated Financial Statements            9-27
               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  27-34
PART II.       Other Information                                    34-38

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
(000's Omitted)
(Unaudited)

ASSETS                                              1996             1995
______________________________________        _______________   _____________
Investments:
    Debt securities:
      Bonds:

     Available-for-sale (cost: $2,563,280 and
      $1,947,777).............................    $  2,573,421      2,044,606
        Trading (cost: $6,834 and $1,489).....           6,787          1,485
                                                     2,580,208      2,046,091
    Equity securities:
      Common stock:
        Available-for-sale (cost: $2,220
       and $1,047).                                      2,106          1,181
      Preferred stock:
        Available-for-sale (cost: $25,462
        and $7,566).......................              25,824          7,733
        Trading (cost: $2,573 and $619)......            2,731            629
                                                        30,661          9,543
      Other long-term investments...........            41,327         39,491
    Short-term investments...................              580            436

        Total investments...................         2,652,776      2,095,561
  Cash and cash equivalents...............               9,407         48,281
Accounts receivable (net of allowance for
 uncollectible
    accounts of $876 and $739)..................            823           454
Amounts receivable under reinsurance agreements...      252,410       146,618
Amounts receivable on securities settlements in
process.....................                             10,313        10,873
Accrued investment income.......................         37,371        29,357
Deferred cost of policies produced...........           177,901       140,476
Deferred cost of policies purchased..............        43,584             -
Deferred income taxes............................         1,711             -
Other assets....................................         24,125         4,584
        Total assets.........................       $ 3,210,421     2,476,204

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
(000's Omitted, except per share data)
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                1996             1995
______________________________________        _______________   _____________
Liabilities:
    Policy liabilities:
      Future policy benefits...........       $    2,976,738        2,259,028
      Other policy liabilities...............          5,392            7,312
                                                   2,982,130        2,266,340

    Notes payable.......................              35,000            7,000
    Amounts due on securities settlements
in process........................                     2,960            1,438
    Deferred income taxes.................                -            22,901
    Accrued expenses and other liabilities..           9,866            4,080
       Total liabilities...................        3,029,956        2,301,759
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $1.00 par value, authorized -
      2,000,000 shares.......................              -                -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 12,918,379
       shares in 1996 and 10,140,738 shares
       in 1995.........................               16,438           12,904
    Paid in capital..................                 98,753           64,284
    Unrealized investment gains (losses)(net of
 deferred
      cost of policies produced amortization
 expense
      (benefit) of $2,740 and $27,327
and deferred income
      tax expense (benefit) of $2,673 and
$24,431)..........................                     4,976           45,372
    Retained earnings........................         63,361           54,714
                                                     183,528          177,274
    Less treasury stock..................               (234)               -
    Less leveraged employee stock ownership trust
      (LESOP)  ..............................         (2,829)         (2,829)
    Total stockholders' equity.............          180,465          174,445
   Total liabilities and stockholders' equity..   $3,210,421        2,476,204

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Six months ended June 30, 1996 and 1995
(000's Omitted, except per share data)
(Unaudited)
       <CAPITON>
                                              1996                      1995
Revenue:
    Insurance premiums and policy
charges.....................            $   6,353                      4,516
    Net investment income.........         89,157                     76,190
    Net investment gains (losses)......     2,534                       (306)
    Other revenue.................            713                         190
    Total revenue..............            98,757                      80,590
Benefits and expenses:
    Benefits, claims and interest
 credited
    to policyholders.................      66,765                      58,697
    Amortization of deferred cost of
 policies produced.................         7,413                       5,569
    Amortization of deferred cost of
 policies purchased...............           2,116                         -
    General insurance expenses.........      5,536                      4,401
    Premium and other taxes, licenses
and fees........................            1,100                         873
    Other expenses..............              113                         106

    Total benefits and expenses......      83,043                      69,646

Operating earnings...................      15,714                      10,944
Interest expense..................            734                          41
   Earnings before income tax
expense and
  extraordinary item....................   14,980                      10,903
Income tax expense...................       5,243                       3,816

Earnings before extraordinary item...       9,737                       7,087
Extraordinary item: Loss on early
extinguishment of
  debt (net of income tax benefit of $25)..   (47)                         -
Net earnings.............................  $ 9,690                    $ 7,087

Earnings per share of common stock:

    Primary:
    Net earnings.........................  $    .80                       .69
    Fully diluted:
    Net earnings.......................    $    .79                       .68
Average share outstanding:
    Primary                                   12,086                   10,284
    Fully diluted................             12,273                   10,369

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
Three months ended June 30, 1996 and 1995
(000's Omitted, except per share data)
(Unaudited)

                                             1996                       1995
Revenue:
    Insurance premiums and policy charges..      $  3,896               2,612
    Net investment income....................      49,988              37,970
    Net investment gains (losses).........         (5,093)               (296)
    Other revenue..................                   688                  92
    Total revenue...........................       49,479              40,378
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders......................         36,145              29,697
    Amortization of deferred cost of policies
produced.................                           2,443               2,581
    Amortization of deferred cost of policies
purchased...............                            2,116                  -
    General insurance expenses.............         3,615               2,186
    Premium and other taxes, licenses and fee         849                 348
    Other expenses............................         53                  52
    Total benefits and expenses.............       45,221              34,864
Operating earnings..........................        4,258               5,514
Interest expense..........................            609                  20
Earnings before income tax expense and
  extraordinary item....................            3,649               5,494
Income tax expense......................            1,333               1,923
Earnings before extraordinary item............      2,316               3,571
Extraordinary item: Loss on early
 extinguishment of
  debt (net of income tax benefit of $25).....        (47)                  -
Net earnings............................          $ 2,269               3,571
Earnings per share of common stock:
    Primary:
    Net earnings...................                $  .17                 .35
    Fully diluted:
    Net earnings..........................         $  .17                 .34
Average share outstanding:
    Primary                                          13,574            10,321
    Fully diluted........................            13,671            10,381

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                 Unrealized
                                                 Investment
                        Common      Paid-in         Gains      Retained     Treasury
                        Stock        Capital      (Losses)     Earnings      Stock     LESOP       Total
Balance as of
 January 1, 1995..        $12,769      63,499   (7,813)        38,876         -        (3,135)    104,196
Net earnings.                  -           -        -          16,599         -             -      16,599
Change in unrealized
investment
  gains (losses).....          -           -     53,185            -          -             -      53,185
Cash dividends to
stockholders
  ($.075 per share on
common
  stock)..............         -           -          -         (761)         -             -       (761)
Issuance of common
stock:
  upon exercise of
options...........           135         785<F1>      -             -         -             -        920
Allocation of LESOP
shares...                      -           -          -             -         -            306       306
Balance December 31,
1995.................     12,904       64,284     45,372        54,714        -          (2,829)    174,445
Net earnings........           -           -          -          9,690        -              -        9,690
Change in unrealized
investment
  gains (losses).              -           -      (40,396)           -        -              -      (40,396)
Cash dividends to
stockholders
  ($.0975 per share
on common
   stock)..........            -           -             -      (1,043)       -              -        (1,043)
Issuance of common
 stock:
 upon acquisition
 of company............     3,464       28,866           -           -        -              -         32,330
  upon exercise of
 options...............        70          402<F1>       -           -        -              -          472
Issuance of warrants:
 upon acquisition of
company................         -        5,201           -           -        -              -          5,201
Acquisition of treasury
shares..................        -            -           -           -        (234)          -          (234)
Balance June 30, 1996...  $ 16,438      98,753        4,976       63,361      (234)        (2,829)      180,465
    <F1> Net of income tax benefit of $155 and $440 for the periods ended
June 30,
1996 and December 31, 1995, respectively.

See notes to consolidated financial statements.
AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
Six months ended June 30, 1996 and 1995
(Unaudited)
(000's Omitted)

                                                            1996                    1995
Operating Activities:
    Net earnings...............................            $    9,689              7,087
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Interest credited to policyholders.........                67,620            59,375
      Amortization of (discounts) premiums on debt
       securities, net...............................              (626)             (444)
      Amortization of deferred cost of policies
        produced..............................                    7,412              5,569
      Amortization of deferred cost of
policies purchased.............                                   2,116                  -
      Net investment (gains) losses...............               (2,534)              306
      Accrued investment income....................                (641)             (221)
      Deferred income taxes.......................                  998             3,709
      Other, net................................                  1,513             1,427
    Net cash provided by operating activities.........           85,547            76,808
Investing Activities:
    Purchases of securities:
     Held-to-maturity................................                -             (4,209)
     Available-for-sale.....................                  (537,208)          (117,377)
     Trading..................................                 (26,456)               -
    Proceeds from sale of securities:
     Held-to-maturity..............................                  -              -
     Available-for-sale......................                  340,582             25,021
     Trading...................................                 19,086                -
    Proceeds from maturity or redemption of securities:
     Held-to-maturity..............................                  -            14,133
     Available-for-sale.........................                82,463             36,630
     Trading...............................                        518                 -
    Other long-term investments, net...................          4,392             20,275
    Short-term investments, net.......................              12                397
    Capitalization of deferred cost of
 policies produced...................                          (20,251)            (16,133)
    Capitalization of goodwill..................                  (330)                -
    Acquisition, net of cash received...............            (2,314)               -
    Other, net.....................................             (3,494)             (369)
    Net cash used in investing activities...........          (143,000)           (41,632)
Financing Activities:
    Premiums received..........................                211,789             163,543
    Surrender and death benefits paid............             (215,318)           (208,334)
    Surrender and risk charges collected............             5,307              3,529
    Securities settlements in process...............             2,082              4,641
    Acquisition of treasury stock....................            (234)               -
    Cash dividends to stockholders..................           (1,043)             (761)
    Issuance of common stock.....................                 472                201
    Notes payable...........................                    12,500               -
    Other, net................................                  3,024               3,293

    Net cash provided by (used in) financing
     activities..............................                  18,579              (33,888)
Increase (Decrease) in Cash and Cash Equivalents.......       (38,874)             1,288
Cash and Cash Equivalents:
    Beginning of year.......................                   48,281             10,621
    End of year........................................     $   9,407             11,909

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Increase (Decrease) in Cash and Cash Equivalents
Six months ended June 30, 1996 and 1995
(Unaudited)
(000's Omitted)

                                                          1996                   1995
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
    Income tax payments (refunds).......                $    2,215              (1,332)
    Interest payments.......................            $      600                   -
____________________________________________________________________
    Change in net unrealized investment gains
(losses).........................                        $  (86,739)             42,600

    Less: Associated (increase) reduction
 in amortization
             of deferred policy acquisition
costs..............................                         24,586              (10,650)

         Deferred income tax (expense)
benefit.................................                    21,757              (10,149)
    Net change in net unrealized gains
(losses)................................                 $ (40,396)               21,801
____________________________________________________________________

    Details of acquisition:
      Fair value of assets
acquired....................................             $  720,362                   -
      Liabilities assumed...................               (671,585)                  -
      Common stock and warrants
issued......................................                (37,531)                  -
      Cash paid..............................                11,246                   -
      Less: Cash acquired.....................               (8,932)                  -
      Net cash paid for acquisition...........            $   2,314                   -

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Summary of Significant Accounting Policies:
_______________________________________________

A.  PRINCIPLES OF CONSOLIDATION:
        The consolidated financial statements include the accounts of AmVestors and its wholly-owned subsidiaries American Investors Life Insurance
Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors Investment Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company (FBL), Financial Benefit Management Corporation
 (FBMC), The Insurancemart (TIM), and Rainbow Card Pack Publication, Inc.
(RBC), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:
        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the
opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of earnings and the statements of cash flows for the six month periods ended June 30, 1996 and 1995.
C.  INVESTMENTS:
        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value, are carried at estimated net realizable value. Debt securities available-for-sale are carried at estimated market value, with any unrealized gains or losses recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisors. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        Investments in common and preferred stock are carried at market, with
unrealized gains (losses) recorded in stockholders' equity for securities available-for-sale.
        Investments in debt and equity securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market. Unrealized gains (losses) are included currently in the results of earnings.
        The cost of securities sold is determined on the identified certificate basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partner's estimated market value with any unrealized gains or losses recorded in net investment income.
___________________________________________________________
D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:
        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of June 30, 1996, and December 31, 1995, were as follows:

                                                              (000's Omitted)
                                                  1996                                     1995
                                        Carrying          Fair             Carrying           Fair
                                         Value           Value                Value          Value
 Assets
Debt securities.............          $ 2,580,208      2,580,208           2,046,091        2,046,091
Equity securities..............            30,661         30,661               9,543            9,543
Other long-term investments.               41,327         41,344              39,491           39,546
Short-term investments..                      580            580                 436              436
Cash and cash equivalents....               9,407          9,407              48,281           48,281
Accounts receivable on
securities settlements in
process...................                 10,313         10,313              10,873           10,873
Accounts receivable and
accrued investment income..........        38,194         38,194              29,811           29,811
Liabilities:
 Future policy benefits -
 investment contracts............       2,708,764      2,522,609           2,022,653        1,900,895
Other policy liabilities.........           5,392          5,392               7,312            7,312
 Notes payable................             35,000         35,000               7,000            7,000
   Amounts due on securities
 settlements in process..........           2,960          2,960               1,438            1,438
 Accrued expenses and other
 liabilities...................             9,866          9,866               4,080            4,080

        DEBT SECURITIES - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
        EQUITY SECURITIES - Fair value equals the carrying value as these securities are carried at quoted market value.
        OTHER LONG-TERM INVESTMENTS - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
        SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet approximate the assets' fair value.
        AMOUNTS RECEIVABLE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this asset.
___________________________________________________________
        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - THE CARRYING AMOUNTS REPORTED IN THE BALANCE SHEET FOR THESE ASSETS APPROXIMATES FAIR VALUE.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        NOTES PAYABLE - The fair value of the company's note payable has been estimated to be an amount equal to the balance reported in the balance sheet.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed nationwide through a network of independent agents. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 1% of annuity sales in 1995, and the top twenty individual agents accounted for approximately 11% of
1995 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings.
F.  DEFERRED COST OF POLICIES PRODUCED:
        The costs of producing new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the

___________________________________________________________
incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Net investment gains (losses) realized in the first six months of 1996 and 1995 resulted in the company experiencing investment margins greater than or less than those estimated. As a result, $510,269 and ($70,330) of the unamortized balance of cost deferred on policies produced was expensed (benefited) in the six months ended June 30, 1996 and 1995, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Cost deferred on policies produced will be adjusted in the future based on actual investment income earned.
G.  DEFERRED COST OF POLICIES PURCHASED:
        At the date of acquisition of a company, a portion of the purchase price is allocated to the right to receive future cash flows from the existing insurance contracts. The amount allocated represents the present value of the projected future cash flows from the acquired policies. These projections take into account mortality, surrenders, operating expenses, investment yields on the investments held to back the policy liabilities and other factors known or expected at the valuation date based on the judgment of management.
        The deferred cost of policies purchased is amortized in relation to the incidence of expected cash flows over the expected life of the policies. If it is determined that the present value of future cash flows is insufficient to recover the deferred cost of policies purchased, its carrying value will be reduced with a corresponding charge to earnings.
H.  GOODWILL:
        Goodwill represents the excess of the amount paid to acquire a company over the fair value of the net assets acquired. This balance is amortized on a straight-line basis over a 30-year period. If it is determined through an estimate of future earnings that the goodwill has been impaired, its carrying value will be reduced with a corresponding charge to earnings.
I.  FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
J.  PARTICIPATING POLICIES:
        The company issued participating policies in past years on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.

___________________________________________________________
K.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of up to 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
L.  INCOME TAXES:
        The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
M.  EARNINGS PER SHARE:
        Earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method.
N.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
O.  NEW ACCOUNTING STANDARDS:
        Effective January 1, 1995, the company adopted the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure about the amount, nature, and terms of derivative financial instruments. Since the company has no derivative financial instruments as defined in the Statement, the adoption of this accounting standard did not result in any additional financial statement disclosure.
        Effective November 30, 1995, the company adopted the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" and transferred all bonds with an amortized cost of $1,159,390,768 classified as held-to-maturity to available-for-sale. The effect of the adoption was an increase in stockholders' equity of $21,218,205 (net of related amortization of deferred policy acquisition costs of $12,792,403 and deferred income taxes of $11,425,188). Net earnings for the year ended December 31, 1995 were not affected by the adoption of this implementation guide.
        Effective for fiscal years beginning after December 15, 1995, SFAS No. 121, "Accounting for the Impairment of Long Lived Assets" establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The company does not expect this Statement to have a material affect on its consolidated financial statements.
        Effective for financial statements for fiscal years beginning after December 15, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising from stock compensation plans. The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting under APB Option No. 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The company will continue to apply APB Option No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied.

___________________________________________________________
P.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the June 30, 1995 and December 31, 1995 financial statements to the June 30, 1996 presentation.
2. Investments:
_________________
A summary of investment income is as follows:

                                                                (000's Omitted)
                                                             For the Six Month Period
                                                                Ended June 30,
                                                          1996                 1995
Debt securities................................      $    86,203               72,681
Equity securities........................                    586                   23
Other long-term investments.......................         2,701                3,784
Short-term investments......................                 964                  758
                                                          90,454               77,246
Less investment expenses.....................              1,297                1,056
Net investment income.....................            $   89,157               76,190
                                                                 (000's Omitted)
                                                             For the Six Month Period
                                                                Ended June 30,
                                                             1996                 1995
Net investment gains (losses):
 Realized investment gains (losses):
    Debt securities, available-for-sale.......         $   1,411                 (89)
    Debt securities, held-to-maturity.........                 -                   85
    Debt securities, trading..................               267                   -
    Equity securities, available-for-sale.....               577                   47
    Equity securities, trading................               179                   -
Other.........................................                (5)                (349)
Net realized investment gains (losses)........             2,429                 (306)
 Unrealized investment gains (losses):
    Debt securities, trading...................              (43)                   -
    Equity securities, trading.................              148                    -
Net unrealized investment gains (losses)......               105                    -
Net investment gains (losses)..............            $   2,534                 (306)

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

______________________________
        The maturity of the company's debt and equity securities portfolio as of June 30, 1996 was as follows:

                                                              (000's Omitted)
                                                               As of June 30, 1996
                                           Available-for-Sale                         Trading
                                                          Estimated                                    Estimated
                                      Amortized             Market                Amortized              Market
                                        Cost               Value                    Cost                Value
Debt securities:
 One year or less                 $      53,176              51,493                      -                    -
 Two years through five years           541,695             550,496                     250                  249
 Six years through ten years          1,577,274           1,582,925                   5,377                5,320
 Eleven years and after                 391,135             388,507                   1,207                1,218
                                      2,563,280           2,573,421                   6,834                6,787
Equity securities                        27,682              27,930                   2,573                2,731
                                   $  2,590,962           2,601,351                   9,407                9,518

        These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of June 30, 1996, and December 31, 1995, were as follows:

                                                          (000's Omitted)
                                                                                           Estimated
                                     Amortized         Unrealized       Unrealized           Market
                                        Cost             Gains             Losses            Value

                           June 30, 1996
                           ______________
Bonds, available-for-sale:
  Corporate debt obligations
  Investment grade........            $   1,462,925            27,185            19,561         1,470,549
  High-yield..............                  199,101             1,764             4,556           196,309
                                          1,662,026            28,949            24,117         1,666,858
  U.S. Treasury obligations...               49,298               541               501            49,338
  Mortgage-backed securities
  Investment grade..........                844,620            13,111             6,008           851,723
  High-yield................                  7,336                 -             1,834             5,502
  Bonds, available-for-sale               2,563,280             42,601            32,460         2,573,421
Bonds, trading:
  Corporate debt obligations
  Investment grade.........                    6,081                20                51             6,050
  High-yield...............                      753                 5                21               737
  Bonds, trading...........                    6,834                25                72             6,787
  Total bonds..............                2,570,114             42,626            32,532         2,580,208
Equity securities..........                   30,255               973               567            30,661
                                          $2,600,369              43,599            33,099        2,610,869
        15
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Investments (continued):
_____________________________

                                                                (000's Omitted)


                                                                                                           Estimated
                                                     Amortized         Unrealized       Unrealized           Market
                                                       Cost             Gains             Losses            Value

                         December 31, 1995
                         __________________
Bonds, available-for-sale:
  Corporate debt obligations
  Investment grade....................            $   1,076,873            63,321               724         1,139,470
  High-yield..........................                  147,878             5,468             1,810           151,536
                                                      1,224,751            68,789             2,534         1,291,006
  U.S. Treasury obligations...........                   51,743               942                21            52,664
  Mortgage-backed securities
  Investment grade...................                   661,652            32,062                 1           693,713
  High-Yield.........................                     9,631                 -             2,408             7,223
  Bonds, available-for-sale............               1,947,777            101,793             4,964         2,044,606
Bonds, trading:
  Corporate debt obligations
  Investment grade.....................                     458                 -                 7               451
  High-yield.............................                 1,031                 5                 2             1,034
  Bonds, trading.........................                 1,489                 5                 9             1,485
  Total bonds............................             1,949,266            101,798             4,973         2,046,091
  Equity securities....................                   9,232               614               303             9,543
                                                   $  1,958,498            102,412            5,276          2,055,634

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:

                                             (000's Omitted)
                                         Accumulated                Estimated
                         Original           Write        Carrying      Market
                           Cost             Downs          Value        Value
June 30, 1996            $  7,545           7,545            -              -
December 31, 1995        $  7,545           7,545            -              -

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

____________________________

        The amortized cost, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of June 30, 1996, and December 31, 1995 were as follows:

                                                                (000's Omitted)
                                                    Amortized       Unrealized       Unrealized      Market
             June 30, 1996                           Cost             Gains             Losses       Value
Government agency mortgage-backed securities:
    Planned amortization classes......            $   65,609           200                1          65,808
    Targeted amortization classes and
     accretion directed classes...........             7,901           132                -           8,033
    Sequential classes.....................            4,770            20                -           4,790
    Pass-throughs.......................                  28             2                -              30
          Total government agency
         mortgage-backed securities........           78,308           354                1           78,661
Government-sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes........             480,110           9,350          3,626          485,834
    Targeted amortization classes and
     accretion directed classes..........             41,684             301             -            41,985
    Sequential classes..................               4,246              45             -             4,291
    Pass-throughs........................              3,446              21             -             3,467
          Total government-sponsored enterprise
            mortgage-backed securities........       529,486           9,717          3,626          535,577
Other mortgage-backed securities:
    Planned amortization classes..............        16,744              79            113           16,710
    Sequential classes.................              213,313           2,957          2,259          214,011
    Pass-throughs.........................             3,207               1              8            3,200
    Subordinated classes..................            10,898               3          1,835            9,066
     Total other mortgage-backed securities...       244,162           3,040          4,215          242,987
Total mortgage-backed securities................   $ 851,956          13,111          7,842          857,225

___________________________

                                                           (000's Omitted)
                                                                                                        Estimated
                                                       Amortized    Unrealized          Unrealized      Market
             December 31, 1995                           Cost           Gains             Losses         Value
Government agency mortgage-backed securities:
   Planned amortization classes...................    $ 71,164            1,823             -           72,987
    Targeted amortization classes and
     accretion directed classes......                    7,833              360             -            8,193
    Pass-throughs....................                       32                3              -              35
          Total government agency
           mortgage-backed securities.........          79,029            2,186             -           81,215
Government sponsored enterprise
 mortgage-backed securities:
    Planned amortization classes.....                  403,359           23,750             -           427,109
    Sequential classes...............                   19,546            1,405             -           20,951
    Pass-throughs....................                    3,258              21             -             3,279
          Total government sponsored enterprise
           mortgage-backed securities....               426,163         25,176             -            451,339
Other mortgage-backed securities:
    Planned amortization classes.                        18,574            172             -            18,746
    Sequential classes...........                       134,245          4,484             1             138,728
    Pass-throughs................                            11              -              -               11
    Subordinated classes.........                        13,261             44          2,408            10,897
          Total other mortgage-backed securities        166,091          4,700          2,409            168,382
Total mortgage-backed securities................      $ 671,283         32,062          2,409            700,936

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 26.9% and 23.4% of the carrying value of the company's mortgage-backed securities as of June 30, 1996 and December 31, 1995, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 71.8% and 74.6% of the carrying value of the company's mortgage-backed securities as of June 30, 1996 and December 31, 1995.
        As of June 30, 1996, 71.3% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 75.3% as of December 31, 1995. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of eight issues, with a carrying value of $29,762,909 as of June 30, 1996, all of the company's investments in other mortgage-backed securities are rated A or better by Standard & Poor's or Moody's.

___________________________

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

                                                              (000's Omitted)
                                                        For the Six Month Period
                                                              Ended June 30,
                                                       1996              1995
Consideration received.................         $     442,602           95,360
Carrying value........................                440,168           95,316
Change in unrealized gains (losses) on
trading securities....................                    105                -
Net investment gains (losses).........         $        2,539               44
Investment gains......................         $       10,225              430
Investment losses......................                (7,791)            (386)
Change in unrealized gains (losses) on
 trading securities...................                    105                -
Net investment gains (losses)...........       $        2,539                44

        The above table contains no sales of securities which the company had classified as held-to-maturity.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, debt securities trading, equity securities available-for-sale and equity securities trading changed as follows:

                                                                                      (000's) Omitted
                                                                               Net Unrealized Gains (Losses)
                                                 Debt             Debt                            Equity
                                               Securities     Securities           Debt          Securities          Equity
                                               Held-to-       Available-      Securities       Available-         Securities
                                               Maturity        for-Sale         Trading          for-Sale          Trading
Balance as of January 1, 1995..            $   (91,493)        (14,092)           -               187                  -
1995 Net Change.........................        91,493         110,921           (4)              114                 10
Balance as of December 31, 1995                      -         96,829            (4)              301                 10
1996 Net Change.........................             -        (86,688)           (43)             (53)               148
Balance as of June 30, 1996...             $         -         10,141            (47)             248                158

3. Other Assets:
________________
        Other assets consist of the following:

                                                          (000's Omitted)
                                                  June 30,         December 31,
                                                    1996               1995
                                                _____________       ____________
Property and equipment at cost:
Home office properties
(including land of $1,067).............             $ 10,406             3,643
Furniture and equipment................                4,905             3,711
Automobiles............................                  141                99
                                                      15,452             7,453
Less accumulated depreciation............              5,759             3,650
                                                   _____________      ____________
                                                       9,693             3,803
Goodwill..............................                12,763                68
Other...................................               1,669               713
                                                   _____________       ____________
                                                    $ 24,125             4,584
                                                   _____________       ____________
                                                   _____________       ____________

4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):

 For the                                                     Ceded to
 Period                                        Gross          Other               Net
  Ended            Descriptions                Amount        Companies            Amount
  June 30,       Life insurance in force    $ 308,443          233,065              75,378
    1996         Insurance premiums and
                 policy charges.......          6,948              595               6,353

  June 30,       Life insurance in force      319,485         246,233              73,252
    1995         Insurance premiums and
                 policy charges.......          5,009              493               4,516

  June 30,       Future policy benefits...  2,976,738          251,242           2,725,496
    1996

 December 31,     Future policy benefits... 2,259,028          145,183           2,113,845
    1995

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is likely.
        The company had amounts receivable under reinsurance agreements of $252,410,333 and $146,617,611 as of June 30, 1996, and December 31, 1995,
respectively.
        Of the total amounts receivable, $142,042,937 and $144,965,371 were associated with a coinsurance agreement entered into in 1989, which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by the company on the reinsured risks totalled $5,608,655 and $6,787,793 for periods ended June 30, 1996 and 1995, respectively.

__________________________
        The following table identifies the components of the amounts receivable from ERC:

                                                           (000's Omitted)
                                                   June 30,       December 31,
                                                    1996              1995
Reserve for future policy benefits.........       $140,910           143,558
Reimbursement for benefit payments and
administrative allowance..............               1,133             1,407
                                                  $142,043           144,965

        FBL and Philadelphia Life Insurance Company are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain single premium deferred annuity policies on a coinsurance basis. As of June 30, 1996, the company had amounts receivable of $108,700,884 resulting from this agreement.
5. Credit Agreement:
____________________
        On April 8, 1996, the company entered into a $35,000,000 credit agreement with The First National Bank of Chicago (First Chicago), Fleet National Bank (Fleet) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On that same date, the company borrowed the entire $35,000,000, using the proceeds to repay existing bank debt, fund the cash portion of the acquisition of FBG and for general corporate purposes. The effective annual interest rate on this borrowing was 7.46% as of June 30, 1996
 . Principal repayments for this borrowing are as follows:
           1996                               $       -0-
           1997                                 1,500,000
           1998                                 7,500,000
           1999                                  8,000,000
           2000                                  8,000,000
           2001                                  8,000,000
           2002                                  2,000,000
        Interest on the borrowings under this agreement is determined at the option of the company to be: (i) a fluctuating rate of interest equal to the higher of the corporate base rate announced by First Chicago from time to time, and a fluctuating rate equal to the weighted average of rates on overnight Federal Funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York plus .50% per annum, plus a margin ranging from .00% to .50%, or (ii) a Eurodollar rate plus a margin ranging from .75% to 1.75%.
        In addition to general covenants which are customary for facilities such as this, the company has agreed to maintain minimum consolidated net worth, a minimum cash flow coverage ratio, minimum risk based capital for American and FBL, minimum unassigned surplus and cash flow test results for American and FBL and a maximum debt to equity (including indebtedness) ratio.
        Additional covenants include: (i) limitations on acquisitions; (ii) maintenance of current lines of business; (iii) limitations on additional indebtedness; (iv) limitations on investments; (v) limitations on dividends and stock repurchases; and (vi) limitations on mergers, consolidations and sales of assets, typical of such facilities.
6. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during either the six months ended June
30, 1996 or 1995.
        The company sponsors a Leveraged Employee Stock Ownership Plan
(LESOP) for all
        full-time employees with one year of service.

________________________________
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,010,882 as of June 30, 1996, and December 31, 1995.
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 356,509 shares of the company's common stock now owned by the LESOP, 114,292 shares have been allocated to the participating employees with the remaining 242,217 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $197,076, and $152,782, for the six months ended June 30, 1996, and 1995, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as
Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age
70.
        A liability in the amount of $434,079, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were
        $(1,558) and $(86,660) for the six months ended June 30, 1996 and 1995, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the three months ended June 30, 1996, and 1995 were $164,040 and $125,853 respectively.
7. Stockholders' Equity:
________________________
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1995, surplus profits of American were $16,764,059 and 10% of statutory capital and surplus was $9,828,859. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of June 30, 1996, and December 31, 1995, American's statutory capital and surplus was $97,369,733 and $98,288,590, respectively. Statutory net income (loss) for 1995 was $5,984,601
 .
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or
____________________________________
10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1995, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $23.7 million. The sum of statutory net profits and net realized capital gains for 1995 were $3.4 million. As of June 30, 1996, available surplus from net operating profits and net realized capital gains was $2.4 million. Required statutory surplus as of June 30, 1996 was $19.7 million and actual surplus was $32.8 million.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.
        This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,952,000 as of June 30, 1996).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial
Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation
Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $943,150 as of December 31, 1995 ($687,709 as of June 30, 1996).
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. These options have an exercise price equal to the closing price of the company's common stock on the date of grant and none may be exercised beyond ten years from the grant date. A total of 899,423 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:

                                               For the Period Ended
                                           June 30,          December 31,
                                            1996                1995
Options outstanding, beginning
of period........................          841,341            859,837
Options granted....................        130,000             87,500
Options exercised...................       (55,418)          (105,996)
Options cancelled..................        (16,500)                -
Options outstanding, end of period....     899,423            841,341
Outstanding options exercisable at
end of period................              769,423            779,841
Options reserved for future grants at
end of period.......                       206,247             44,747
Option prices per share:
Exercised, during the period...            $4.84-$10.00      $4.84-$10.63
Outstanding, end of period.....            $4,84-$13.50      $4.84-$12.66

____________________________________

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

                                                    For the Period Ended
                                               June 30,            December 31,
                                                 1996                  1995
Rights outstanding, beginning of period.       -                             -
Rights granted................                 -                             -
Rights exercised...............                -                             -
Rights expired................                 -                             -
Rights cancelled...............                -                             -
Rights outstanding, end of period..            -                             -
Rights reserved for future grants
at end of period..............             5,000                         5,000

        The company recorded no compensation expense relating to stock appreciation rights for the six months ended June 30, 1996, and 1995, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        On March 28, 1996, the Board of Directors of the company adopted the 1996 Incentive Stock Option Plan (the Plan). These options have an exercise price equal to the closing price of the company's common stock on the date of grant and none may be exercised beyond ten years from the date of grant. The Plan authorized a maximum of 950,000 shares to be issued. A total of 673,000 options to acquire common stock are outstanding.
        The 1996 Incentive Stock Option Plan is administered by the Board of Directors of the company. The term of the options, including the number of shares and the exercise price are subject to the sole discretion of the Board of Directors.

                                                        For the Period Ended
                                                    June 30,           December 31,
                                                     1996                 1995
Options outstanding, beginning of period..               -                   -
Options granted.......                              653,000                  -
Options outstanding, end of period.......           653,000                  -
Outstanding options exercisable at end
of period............................                     -                  -
Options reserved for future grants at
end of period.........................               297,000                 -
Option prices per share:
    Outstanding, end of period...........            $12.875                 -

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
                                                    170,002

        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,708 shares of its common stock. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002.
        In addition to the above, the company assumed warrants previously issued by FBGto purchase a total of 302,735 shares of its common stock as summarized in the following table:

    Warrant                     Issue                Number             Exercise            Expiration
     Holder                      Date              of Shares             Price                 Date
 Wabash Life                    2/18/92              63,176              $    1.98      2/19/97
 Insurance                     12/20/92              63,176                   1.48      12/20/2002
 Company                        5/18/93             120,334                                      1.56      3/18/2003
                                                    246,686
Fleet National Bank             6/27/94              34,381                   7.09       6/30/2001
Other                           Various              21,668                   1.34-3.72  Various
                                                    302,735

8. Other Revenue:
__________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the three months ended June 30, 1996 and 1995 was $57,859 and $61,980, respectively.
        Other revenue for the quarter ended June 30, 1996 includes override commissions of $418,669 attributable to the marketing efforts of AIMCORand TIM, $142,790 of rental income received by FBL and $50,700 of advertising revenues received by RBC.
9. Income Taxes:
_________________
        The provision for income taxes charged to operations was as follows:

                                                         (000's Omitted)
                                                       For the six Months
                                                         Ended June 30,
                                                   1996                 1995
Current income tax expense (benefit)........      $2,499                 107
Deferred income tax expense (benefit).......       2,744               3,709
    Total income tax expense................      $5,243               3,816

10. Acquisition:
__________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of Financial Benefit Group, Inc., (FBG) a Delaware corporation, for $5.31 per share, payable in the company's common stock, warrants and cash.
        FBG was an insurance holding company which owned all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996.
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:

                                                   (000's Omitted)
  ASSETS                                           _________________
        Investments.....................         $          524,165
        Cash and cash equivalents.......                      8,932
        Accounts receivable.............                        815
        Amounts receivable under reinsurance
         agreements...........                              112,875
        Accrued investment income.......                      7,373
        Deferred cost of policies purchased..                45,700
        Deferred income taxes...............                  5,023
        Goodwill...........................                  12,485
        Other assets.......................                   2,994
         Total assets.....................         $        720,362
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:

        Policy liabilities.................         $        650,174
        Notes payable......................                   15,500
        Accrued expenses and other liabilities...              5,911
         Total liabilities..................                 671,585
        Stockholders' Equity:
        Common stock, no par value
        Paid in capital.....................                   48,777
         Total stockholders' equity............                48,777
         Total liabilities and stockholders' equity.. $       720,362

11. Contingencies:
__________________

        The company's insurance subsidiaries are subject to state guaranty association assessments in all states in which it is admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insur-
26 ers. Most state laws permit
assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to the guaranty fund assessments impacted 1995 and 1994 income before taxes by approximately $1,001,000 and $504,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
12. Subsequent Event:
_____________________

        On July 12, 1996, the company closed on an offering of $65,000,000 of Convertible Subordinated Debentures. These securities were placed in Europe pursuant to Regulations S under the Securities Act of 1933. The debentures pay an annual cash yield of 3% payable semi-annually, are convertible into the company's common stock at $17.125, and mature in seven years unless previously converted or redeemed. The debentures are redeemable, in whole or in part, at the option of the holders, on September 30, 2001, at 124.25% of their principal amount (which in essence reflects deferred interest at a compounded rate of 4.25%), plus accrued but unpaid cash interest at the coupon rate of 3%. The debentures are redeemable, at the company's option, on or after June 30, 1999, at certain specified declining redemption prices (starting at 103% of principal value) plus accrued but unpaid cash interest (at the rate of 3%) and accrued deferred interest (at a compounded rate of 4.25%). The debentures may be redeemed any time after August 15, 1996, at the company's option at their principal amount plus accrued cash interest (at the rate of 3%), but with no payment for accrued deferred interest, if the average closing price of the company's common stock equals or exceeds $23.12 for 20 consecutive trading days.
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance will be used for other general corporate purposes.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
        The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of Single Premium Immediate
Annuities (SPIAs) and Flexible Premium Universal Life policies (FPULs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals (GAAP), premiums received on deferred annuities, SPIAs without life contingencies and FPULs, are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred cost of policies produced, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of the company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year. In January 1994 and 1993, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million and $326.2 million during 1994 and 1993, respectively. As a result, $18.3 million, or 17%, and $139.6 million, or 43%, of such policies were surrendered during 1994 and 1993, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994 and 7% for 1993. Although, as of June 30, 1996, approximately $238.9 million, or 13% of American's annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate.
The "bailout" rate on $236.8 million of this amount is 6% or less. As of that same date, approximately $25.1 million, or 5% of FBL's annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $25.1 million is 5.5% or less, with $19.5 million at 4.5% or less. If the company reduces credited rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawal s on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                                            For the Six Months Ended June 30,
                                                           1996                                1995
                                                         (dollars in millions)
                                                          (percent of average
                                                          invested assets annualized)
Average invested assets <F1>...............   $   2,361.7            100.0%             $    1,940.1          100.0%
Insurance premiums and policy charges......   $       6.4              .54%             $        4.5          .47%
Net investment income <F2>.................          89.2             7.55                      76.2          7.85
Net investment gains (losses), core........           1.6              .14                         -             -
Policyholder benefits.....................          (66.8)           (5.65)                    (58.7)          (6.05)
Gross interest margin......................          30.4              2.57                     22.0          2.27
Associated amortization of deferred
 cost of policies produced and purchased.            (9.5)              (.80)                   (5.6)          (.58)
Net interest margin.......................           20.9               1.77                    16.4          1.69
Net investment gains (losses), other......             .9                .07                     (.3)          (.03)
Associated amortization of deferred
 cost of policies produced and purchased.               -                  -                    (.1)           .01
Net margin from investment gains (losses),
 other..................................                .9               .07                     (.2)          (.02)
Total net margin.........................             21.8              1.84                     16.1          1.66
Expenses, net...........................              (6.0)             (.51)                    (5.2)         (.54)
Operating earnings......................              15.8              1.33                     10.9          1.12
Interest expense........................                .7               .06                        -          -
Earnings before income taxes and
 extraordinary items....................              15.0              1.27                     10.9          1.12
Income tax expense......................               5.3               .44                      3.8           .39
Earnings before extraordinary item......               9.7               .83                      7.1           .73
Extraordinary item......................                 -                -                         -           -
Net earnings...........................            $   9.7               .83%                   $  7.1          .73%
Operating earnings.....................            $  15.8              1.33%                   $ 10.9          1.12%
Less: Net margin from investment gains
 (losses), other......................                  .9               .07                       (.2)          (.02)
Operating earnings excluding net margin
 from investment gains (losses), other......       $  14.9              1.26%                   $ 11.1          1.14%
<FN<F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period for
   1995 and time weighted for 1996 for acquisition of FBG effective April 1,
1996.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

                                                         For the Quarter Ended June 30,
                                                      1996                                1995
                                                              (dollars in millions)
                                                            (percent of average
                                                          invested assets annualized)
Average invested assets <F1>....             $2,647.9              100.0%             $    1,947.2          100.0%
Insurance premiums and policy charges.       $    3.9                .59%             $        2.6             .54%
Net investment income <F2>...........            50.0               7.55                      38.0          7.80
Net investment gains (losses), core.....          1.2                .18                         -          -
Policyholder benefits...............            (36.1)             (5.46)                     (29.7)          (6.10)
Gross interest margin................            18.9               2.86                         10.9          2.24
Associated amortization of deferred
 cost of policies produced and purchased...      (6.5)              (.99)                       (2.7)          (.55)
Net interest margin......................        12.4               1.87                          8.2          1.69
Net investment gains (losses)..............      (6.3)              (.95)                        (.3)          (.06)
Associated amortization of deferred
 cost of policies produced and purchased...       2.0                .30                           .1           .02
Net margin from investment gains (losses)..      (4.3)              (.65)                         (.2)          (.04)
Total net margin..........................        8.1               1.22                          8.0          1.65
Expenses, net............................        (3.8)              (.58)                       (2.5)          (.52)
Operating earnings.......................         4.3                .64                          5.5          1.13
Interest expense..........................         .6                .09                            -          -
Earnings before income taxes and
 extraordinary item......................         3.7                .55                           5.5          1.13
Income tax expense (benefit)............          1.3                .20                           1.9          .40
Earnings before extraordinary item.......         2.3                .35                           3.6          .73
Extraordinary item.....................             -                  -                            -          -
Net earnings........................            $ 2.3                .35%                       $  3.6          .73%
Operating earnings..................            $ 4.3                .64%                       $  5.5          1.13%
Less: Net margin from investment gains
 (losses)...............................         (4.6)              (.69)                        (.2)          (.04)
Operating earnings excluding net margin
 from investment gains (losses), other...       $ 8.9               1.33%                       $  5.7          1.17%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period for
   1995 and time weighted for 1996 for acquisition of FBG effective April 1, 1996.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.
RESULTS OF OPERATIONS
Six Months Ended June 30, 1996, and 1995
        INSURANCE PREMIUMS AND POLICY CHARGES increased $1.9 million or 42%, to $6.4 million in 1996, due primarily to a $1.4 million increase in surrender charges received on increased surrenders of annuity policies, resulting primarily from the acquisition of FBG.
        NET INVESTMENT INCOME increased $10.0 million or 13%, to $89.2 million in 1996. This increase reflects an increase in average invested assets from $1,940.1 million in 1995 to $2,361.7 million in 1996 offset in part by a decrease in the average yield on invested assets from 7.9% for the six months ended June 30, 1995, to 7.6% for the same period in 1996. The increase in average invested assets can be attributed to the acquisition of FBG.
        NET INVESTMENT GAINS (LOSSES) WERE $2.5 million in 1996, compared with a $.3 million loss in 1995. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in 1996 are the result of general portfolio management while the net losses realized in 1995 result from writedowns of $1.0 million on securities deemed to have an other than temporary dimunition in value. Unrealized gains in the company's bond portfolio were $10.1 million, $96.8 million and $46.8 million as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $8.1 million, or 14%, to $66.8 million in 1996 from $58.7 million in 1995. This increase results primarily from an increase in the annuity liabilities to $2,797.8 million on June 30, 1996, from $1,989.2 million on June 30, 1995. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 6.0% as of June 30, 1995, to 5.7% as of June 30, 1996. Both the increase in annuity liabilities and the decrease in the average interest rate credited on those liabilities is largely due to the acquisition of FBG.
        AMORTIZATION OF DEFERRED COST OF POLICIES PRODUCED increased $1.8 million, or 32%, to $7.4 million in 1996 from $5.6 million in 1995. Amortization associated with gross interest margin increased $1.7 million to $7.3 million in 1996 from $5.6 million in 1995, with the remaining change being attributable to investment gains. Costs incurred during 1996 and deferred into future policy periods were $20.3 million, compared with $16.1 million in 1995.
        Amortization of deferred cost of policies purchased of $2.1 million represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG.
        General insurance expenses increased $1.1 million, or 25%, to $5.5 million for the 1996 six months from $4.4 million for the same period in 1995. This increase is due primarily to the acquisition of FBG.
        Interest expense increased $.7 million as a result of the borrowing of $7.0 million in December, 1995 and an additional $28.0 million in April, 1996. The funds borrowed in 1996 were used to fund the acquisition of FBG.
        Income tax expense increased $1.4 million to $5.2 million in 1996 from $3.8 million in 1995. Taxes were provided at an effective rate of 35% on both 1996 and 1995 income.
        Three Months Ended June 30, 1996, and 1995
        INSURANCE PREMIUMS AND POLICY CHARGES increased $1.3 million or 50%, to $3.9 million in 1996, due primarily to a $1.4 million increase in surrender charges received on increased surrenders of annuity policies, resulting primarily from the acquisition of FBG.
        NET INVESTMENT INCOME increased $12.0 million or 32%, to $50.0 million in 1996. This increase reflects an increase in average invested assets from $1,947.2 million in 1995 to $2,647.9 million in 1996 offset in part by a decrease in the average yield on invested assets from 7.8% for the three months ended June 30, 1995, to 7.6% for the same period in 1996. The increase in average invested assets can be attributed to the acquisition of FBG.
        NET INVESTMENT GAINS (LOSSES) WERE a net loss of $5.1 million in 1996, compared with a $.3 million loss in 1995. Gains and losses may be realized upon securities which are disposed of for various reasons. The net losses realized in 1996 are the result of general portfolio management while the net losses realized in 1995 result from writedowns of $1.0 million on securities deemed to have an other than temporary dimunition in value. Unrealized gains in the company's bond portfolio were $10.1 million, $96.8 million and $46.8 million as of June 30, 1996, December 31, 1995 and June 30, 1995, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $6.4 million, or 22%, to $36.1 million in 1996 from $29.7 million in 1995. This increase results primarily from an increase in the annuity liabilities to $2,797.8 million on June 30, 1996, from $1,989.2 million on June 30, 1995. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 6.0% as of June 30, 1995, to 5.7% as of June 30, 1996. Both the increase in annuity liabilities and the decrease in the average interest rate credited on those liabilities is largely due to the acquisition of FBG.
        Amortization of deferred cost of policies purchased of $2.1 million represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG.
        General insurance expenses increased $1.4 million, or 64%, to $3.6 million for the 1996 three months from $2.2 million for the same period in 1995. This increase is due primarily to the acquisition of FBG.
        Interest expense increased $.6 million as a result of the borrowing of $7.0 million in December, 1995 and an additional $28.0 million in April, 1996. The funds borrowed in 1996 were used to fund the acquisition of FBG.
        Income tax expense decreased $.6 million to $1.3 million in 1996 from $1.9 million in 1995. Taxes were provided at an effective rate of 37% on 1996 income and 35% on 1995 income.
LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of its insurance subsidiaries. The company's primary cash requirements are to pay operating expenses.
        As a holding company, the company relies on funds received from American and FBL to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas and Florida generally limit the ability of American and FBLto pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by American be approved by the Kansas Insurance Commissioner.
        The liquidity requirements of American and FBLare met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the six months ended June 30, 1996, and 1995, was $1.8 million and $(41.3) million, respectively.
        The increase in net cash provided by annuity contracts without life contingencies in the first six months of 1996 resulted primarily from a $48.3 million increase in premiums received from $163.5 million to $211.8 million partially offset by an $7.0 million increase in surrender and death benefits paid from $126.9 million to $215.3 million.
        Net cash provided by the company's operating activities was $85.5 million and $76.8 million in 1996 and 1995, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (4% and 4% as of June 30, 1996, and December 31, 1995, respectively). The weighted average duration of the company's investment portfolio was 4.6 years as of June 30, 1996.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing and the sale of both preferred and common stock. On December 31, 1991, the company issued 172,000 shares of its $2.00 Series B Convertible Preferred Stock with a total stated value of $4.3 million. The Preferred Stock was convertible at $7.50 per share into 573,332 shares of the company's Common Stock. On December 30, 1992, the company issued and sold 235,294 shares of Common Stock at $10.625 per share to the company's Leveraged Employee Stock Ownership Plan ("LESOP"). This purchase was financed with the proceeds of a $2.5 million loan from American. For additional information regarding the LESOP, see Note 6 of Notes to Consolidated Financial Statements. In 1993, the company raised $29.4 million through the sale of 3,451,668 shares of Common Stock. In December 31, 1994, the company entered into a credit agreement with The First National Bank of Chicago and Boatmen's First National Bank of Kansas City, as Lenders. Under the terms of this agreement, the Lenders have committed to lend up to $15,000,000 in the form of a 5-year reducing credit facility, of which $7,000,000 has been been borrowed at December 31, 1995. For additional information regarding this credit agreement, see Note 5 of Notes to Consolidated Financial Statements.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see
Note 11 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $252.4 million and $146.6 million as of June 30, 1996, and December 31, 1995, respectively. Of the amounts, $142.0 million and $145.0 million, respectively, were associated with ERC.
In 1989, the company entered
into a coinsurance agreement which ceded 90% of the risk on the company's block of Single Premium Whole Life (SPWL) policies written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract, the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. The company also receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        FBL and Philadelphia Life Insurance Company are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain single premium deferred annuity policies on a coinsurance basis. As of June 30, 1996, the company had amounts receivable of $108.7 million resulting from this agreement.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment (such as that experienced in 1994), the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend continued throughout 1995 and into 1996. Management believes that surrenders are lower during periods of declining interest rates.
PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.           Legal Proceedings
________________________________

        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
_____________________________________

        None
Item 3.  Defaults upon Senior Securities
_________________________________________________

        None

Item 4.  Submission of Matters to a Vote of Security Holders
________________________________________________________________________

        A special meeting of the stockholders of the company was held April 8, 1996.
        A proposal to approve an agreement and plan merger of Financial Benefit Group, Inc. with the company passed with 6,189,247 shares voting in favor, 63,992 shares voting against and 40,841 shares abstaining.
        In addition, a proposal to vote upon an amendment to the 1989 Non-Qualified Stock Option Plan to increase the number of shares by 275,000 shares and to grant options in connection with the merger. This proposal passed with 5,980,893 shares voting in favor, 401,482 shares voting against and 47,685 shares abstaining.
        The annual meeting of the stockholders of the company was held May 16, 1996. The following Directors were elected at the annual meeting:
        Ralph W. Laster, Jr.
        R. Rex Lee, M.D.
        James V. O'Donnell
        Frank T. Crohn
        The names of the other Directors whose terms of office as Directors continued after the meeting were as follows:
        Janis L. Andersen
        Mark V. Heitz
        Robert T. McElroy, M.D.
        Jack R. Manning
        Robert G. Billings
        Jack H. Brier
        Robert R. Lee II
        John F.X. Mannion
        In addition, a proposal to approve the 1996 Incentive Stock Option Plan for 950,000 shares passed with 6,874,736 shares voting in favor, 1,024,813 shares voting against and 74,305 shares abstaining.
Item 5.           Other Information
________________________________

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

Exhibit                                                      Page Number or Incorporation
 Number             Description                                   by Reference
 (2)(b)      Resolutions of the Board of                    Exhibit (2)(a) to Form 10-Q
             Directors dated January 7, 1988,               dated May 11, 1988.
             providing for succession to the
             position of Chairman of the Board
             of Directors

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

(10)(f)      Employment Agreement dated October 3,             Exhibit (10)(a) to Form 10-Q
             1994, among the company, its                      dated November 10, 1994
             subsidiaries and Ralph W. Laster, Jr.
        36

Exhibit                                                          Page Number or Incorporation
Number                Description                                  by Reference
 (10)(g)       Bonus Compensation Agreement dated                Exhibit (10)(b) to Form 10-Q
               September 30, 1994, between the company           dated November 10, 1994
               and Ralph W. Laster, Jr.

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

(10)(o)        Credit Agreement dated April 8, 1996                  PP 40-109
               between the company, First National
               Bank of Chicago and Boatmen's First
               National Bank of Kansas City

 (11)          Calculation of Earnings per Share                      P 110

 (20)(a)        Reports on Form 8-K
                There were no reports on Form 8-K for
                the three months ended June 30, 1996
        37

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

                 American Investors Sales Group, Inc.
                 (formerly Gateway Corporation)
                  415 Southwest Eighth Avenue
                  Topeka, Kansas 66603

                   AmVestors Investment Group, Inc.
                   (formerly American Investors Sales
                   Group, Inc.)
                   415 Southwest Eighth Avenue
                   Topeka, Kansas 66603

                    AmVestors Acquisition Subsidiary, Inc.
                    415 Southwest Eighth Avenue
                    Topeka, Kansas 66603

                     Financial Benefit Life Insurance Company
                     7251 West Palmetto Park Road
                     Boca Raton, Florida 33433

                     Annuity International Marketing Corporation
                     7251 West Palmetto Park Road
                     Boca Raton, Florida 33433

                      Financial Benefit Management Corporation
                      7251 West Palmetto Park Road
                      Boca Raton, Florida 33433

                      The Insurancemart, Inc.
                      7251 West Palmetto Park Road
                      Boca Raton, Florida 33433

                      Rainbow Card Pack Publication, Inc.
                      7251 West Palmetto Park Road
                      Boca Raton, Florida 33433

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

Date:  August 14, 1996
      ____________________
39