Form 10-Q/A
period 1996-06-30
AMVESTORS FINANCIAL CORP
filed 1996-08-29
CIK 5320

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

AMVESTORS FINANCIAL CORPORATION
INDEX
PART I.        Financial Information:                      Page Number
               Consolidated Balance Sheets-
               June 30, 1996 and December 31, 1995                    2-3
               Consolidated Statement of Earnings-
               Six months ended June 30, 1996 and 1995                  4
               Consolidated Statements of Earnings-
               Three months ended June 30, 1996 and 1995                5
               Consolidated Statements of Stockholders' Equity-
               Twelve months ended December 31, 1995 and
               Six months ended June 30, 1996                           6
               Consolidated Statements of Cash Flows-
               Six months ended June 30, 1996 and 1995                7-8
               Notes to Consolidated Financial Statements            9-27
               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  27-34
PART II.       Other Information                                    34-39

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

                                                            1996           1995
Operating Activities:
    Net earnings ......................................   $   9,689        7,087
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Interest credited to policyholders ..............      67,620       59,375
      Amortization of (discounts) premiums on debt
       securities, net ................................        (626)        (444)
      Amortization of deferred cost of policies
        produced ......................................       7,412        5,569
      Amortization of deferred cost of
policies purchased ....................................       2,116         --
      Net investment (gains) losses ...................      (2,534)         306
      Accrued investment income .......................        (641)        (221)
      Deferred income taxes ...........................         998        3,709
      Other, net ......................................       1,513        1,427
    Net cash provided by operating activities .........      85,547       76,808
Investing Activities:
    Purchases of securities:
     Held-to-maturity .................................        --         (4,209)
     Available-for-sale ...............................    (537,208)    (117,377)
     Trading ..........................................     (26,456)        --
    Proceeds from sale of securities:
     Held-to-maturity .................................        --           --
     Available-for-sale ...............................     340,582       25,021
     Trading ..........................................      19,086         --
    Proceeds from maturity or redemption of securities:
     Held-to-maturity .................................        --         14,133
     Available-for-sale ...............................      82,463       36,630
     Trading ..........................................         518         --
    Other long-term investments, net ..................       4,392       20,275
    Short-term investments, net .......................          12          397
    Capitalization of deferred cost of
 policies produced ....................................     (20,251)     (16,133)
    Capitalization of goodwill ........................        (330)        --
    Acquisition, net of cash received .................      (2,314)        --
    Other, net ........................................      (3,494)        (369)
    Net cash used in investing activities .............    (143,000)     (41,632)
Financing Activities:
    Premiums received .................................     211,789      163,543
    Surrender and death benefits paid .................    (215,318)    (208,334)
    Surrender and risk charges collected ..............       5,307        3,529
    Securities settlements in process .................       2,082        4,641
    Acquisition of treasury stock .....................        (234)        --
    Cash dividends to stockholders ....................      (1,043)        (761)
    Issuance of common stock ..........................         472          201
    Notes payable .....................................      12,500         --
    Other, net ........................................       3,024        3,293

    Net cash provided by (used in) financing
     activities .......................................      18,579      (33,888)
Increase (Decrease) in Cash and Cash Equivalents ......     (38,874)       1,288
Cash and Cash Equivalents:
    Beginning of year .................................      48,281       10,621
    End of year .......................................   $   9,407       11,909

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

________________________________
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,010,882 as of June 30, 1996, and December 31, 1995.
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 356,509 shares of the company's common stock now owned by the LESOP, 114,292 shares have been allocated to the participating employees with the remaining 242,217 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $197,076, and $152,782, for the six months ended June 30, 1996, and 1995, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as
Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age
70.
        A liability in the amount of $434,079, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were
        $(1,558) and $(86,660) for the six months ended June 30, 1996 and 1995, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the three months ended June 30, 1996, and 1995 were $164,040 and $125,853 respectively.
7. Stockholders' Equity:
________________________
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1995, surplus profits of American were $16,764,059 and 10% of statutory capital and surplus was $9,828,859. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of June 30, 1996, and December 31, 1995, American's statutory capital and surplus was $97,369,733 and $98,288,590, respectively. Statutory net income (loss) for 1995 was $5,984,601
 .
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or
____________________________________
10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBL must have 115% of required statutory surplus.
        On December 31, 1995, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $23.7 million. The sum of statutory net profits and net realized capital gains for 1995 were $3.4 million. As of June 30, 1996, available surplus from net operating profits and net realized capital gains was $2.4 million. Required statutory surplus as of June 30, 1996 was $19.7 million and actual surplus was $32.8 million.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.
        This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,952,000 as of June 30, 1996).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial
Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation
Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $943,150 as of December 31, 1995 ($687,709 as of June 30, 1996).
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. These options have an exercise price equal to the closing price of the company's common stock on the date of grant and none may be exercised beyond ten years from the grant date. A total of 899,423 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:

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

____________________________________
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:

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

10. Acquisition:
__________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of Financial
Benefit Group, Inc., (FBG) a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,708 shares of the company's common stock and cash.
        FBG was an insurance holding company which owned all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the six months ended June 30, 1996 includes the results of operations of FBG for the three month period ended June 30, 1996.
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized on a straight line basis over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:

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

_____________________________
 The following table sets forth certain unaudited pro forma operating data of the company for the six months ended June 30, 1996 and 1995. This pro forma data assumes the acquisition of FBG occurred on January 1, 1996 and 1995, respectively.

                                        Six Months ended June 30,
                                            1996        1995
                                   (in thousands, except per share data)
Pro Forma Operating Data:
Total revenue                             $105,663    116,076
Earnings before extraordinary item           8,411     13,256
Net earnings                                 8,364     13,256
Earnings per share of common stock:
    Primary:
     Earnings before extraordinary item   $   .62       1.00

     Net earnings                         $   .62       1.00

    Fully diluted:
     Earnings before extraordinary item   $   .62       1.00
     Net earnings                         $   .61       1.00

Average shares outsanding:
    Primary                                13,462     13,205


    Fully diluted                          13,649     13,290

11. Contingencies:
__________________

        The company's insurance subsidiaries are subject to state guaranty association assessments in all states in which it is admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insur-
ers. Most state laws permit
assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to the guaranty fund assessments impacted 1995 and 1994 income before taxes by approximately $1,001,000 and $504,000, respectively. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
12. Subsequent Event:
_____________________

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

_________________________________
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance will be used for other general corporate purposes.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
General
        The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of Single Premium Immediate
Annuities (SPIAs) and Flexible Premium Universal Life policies (FPULs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals (GAAP), premiums received on deferred annuities, SPIAs without life contingencies and FPULs, are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred cost of policies produced, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of the company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. On policies including a "bailout" feature, the company announces its renewal crediting rates on January 14 of each year.
In January 1994 and 1993, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million and $326.2 million during 1994 and 1993, respectively. As a result, $18.3 million, or 17%, and $139.6 million, or 43%, of such policies were surrendered during 1994 and 1993, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products,
American's annuity withdrawal rates were 9% for 1994 and 7% for 1993. Although, as of June 30, 1996, approximately $238.9 million, or 13% of American's annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $236.8 million of this amount is 6% or less. As of that same date, approximately $25.1 million, or 5% of FBL's annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $25.1 million is 5.5% or less, with $19.5 million at 4.5% or less. If the company reduces credited rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. American expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of DAC. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of DAC is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                                            For the Six Months Ended June 30,
                                                           1996                                1995
                                                         (dollars in millions)
                                                          (percent of average
                                                          invested assets annualized)
Average invested assets <F1>...............   $   2,361.7            100.0%             $    1,940.1          100.0%
Insurance premiums and policy charges......   $       6.4              .54%             $        4.5          .47%
Net investment income <F2>.................          89.2             7.55                      76.2          7.85
Net investment gains (losses), core........           1.6              .14                         -             -
Policyholder benefits.....................          (66.8)           (5.65)                    (58.7)          (6.05)
Gross interest margin......................          30.4              2.57                     22.0          2.27
Associated amortization of deferred
 cost of policies produced and purchased.            (9.5)              (.80)                   (5.6)          (.58)
Net interest margin.......................           20.9               1.77                    16.4          1.69
Net investment gains (losses), other......             .9                .07                     (.3)          (.03)
Associated amortization of deferred
 cost of policies produced and purchased.               -                  -                    (.1)           .01
Net margin from investment gains (losses),
 other..................................                .9               .07                     (.2)          (.02)
Total net margin.........................             21.8              1.84                     16.1          1.66
Expenses, net...........................              (6.0)             (.51)                    (5.2)         (.54)
Operating earnings......................              15.8              1.33                     10.9          1.12
Interest expense........................                .7               .06                        -          -
Earnings before income taxes and
 extraordinary items....................              15.0              1.27                     10.9          1.12
Income tax expense......................               5.3               .44                      3.8           .39
Earnings before extraordinary item......               9.7               .83                      7.1           .73
Extraordinary item......................                 -                -                         -           -
Net earnings...........................            $   9.7               .83%                   $  7.1          .73%
Operating earnings.....................            $  15.8              1.33%                   $ 10.9          1.12%
Less: Net margin from investment gains
 (losses), other......................                  .9               .07                       (.2)          (.02)
Operating earnings excluding net margin
 from investment gains (losses), other......       $  14.9              1.26%                   $ 11.1          1.14%
    <F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period for
   1995 and time weighted for 1996 for acquisition of FBG effective April 1, 1996.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

                                                         For the Quarter Ended June 30,
                                                      1996                                1995
                                                              (dollars in millions)
                                                            (percent of average
                                                          invested assets annualized)
Average invested assets <F1>....             $2,647.9              100.0%             $    1,947.2          100.0%
Insurance premiums and policy charges.       $    3.9                .59%             $        2.6             .54%
Net investment income <F2>...........            50.0               7.55                      38.0          7.80
Net investment gains (losses), core.....          1.2                .18                         -          -
Policyholder benefits...............            (36.1)             (5.46)                     (29.7)          (6.10)
Gross interest margin................            18.9               2.86                         10.9          2.24
Associated amortization of deferred
 cost of policies produced and purchased...      (6.5)              (.99)                       (2.7)          (.55)
Net interest margin......................        12.4               1.87                          8.2          1.69
Net investment gains (losses)..............      (6.3)              (.95)                        (.3)          (.06)
Associated amortization of deferred
 cost of policies produced and purchased...       2.0                .30                           .1           .02
Net margin from investment gains (losses)..      (4.3)              (.65)                         (.2)          (.04)
Total net margin..........................        8.1               1.22                          8.0          1.65
Expenses, net............................        (3.8)              (.58)                       (2.5)          (.52)
Operating earnings.......................         4.3                .64                          5.5          1.13
Interest expense..........................         .6                .09                            -          -
Earnings before income taxes and
 extraordinary item......................         3.7                .55                           5.5          1.13
Income tax expense (benefit)............          1.3                .20                           1.9          .40
Earnings before extraordinary item.......         2.3                .35                           3.6          .73
Extraordinary item.....................             -                  -                            -          -
Net earnings........................            $ 2.3                .35%                       $  3.6          .73%
Operating earnings..................            $ 4.3                .64%                       $  5.5          1.13%
Less: Net margin from investment gains
 (losses)...............................         (4.6)              (.69)                        (.2)          (.04)
Operating earnings excluding net margin
 from investment gains (losses), other...       $ 8.9               1.33%                       $  5.7          1.17%
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

(10)(o)        Credit Agreement dated April 8, 1996                  PP 41-110
               between the company, First National
               Bank of Chicago, Boatmen's First
               National Bank of Kansas City and Fleet
               National Bank of Boston

 (11)          Calculation of Earnings per Share                      P 111

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

Date:  August 14, 1996
      ____________________
40