Form 10-Q
period 1996-09-30
AMVESTORS FINANCIAL CORP
filed 1996-11-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the Nine Months Ended September 30, 1996


Commission File Number 0-15330


AMVESTORS FINANCIAL CORPORATION
----------------------------------------------

(Exact name of registrant as specified in its charter)

Kansas                                         48-1021516
----------------------------     ----------------------------------------

(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

                    415 Southwest 8th Avenue, Topeka, Kansas           66603
            -------------------------------------------------        ----------
                   (Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code:  (913) 232-6945
                                                     ----------------

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

       Class                                   Outstanding September 30, 1996
       -------                                 -------------------------------
       Common Stock, no par value                     12,870,203 shares

AMVESTORS FINANCIAL CORPORATION
INDEX


PART I    Financial Information:                                Page Number
          Consolidated Balance Sheets-
            September 30, 1996 and December 31, 1995                  2-3
          Consolidated Statements of Earnings-
            Nine months ended September 30, 1996 and 1995               4
          Consolidated Statements of Earnings-
            Three months ended September 30, 1996 and 1995              5
          Consolidated Statements of Stockholders' Equity-
            Twelve months ended December 31, 1995 and
            Nine months ended September 30, 1996                        6
          Consolidated Statements of Cash Flows-
            Nine months ended September 30, 1996 and 1995             7-8
          Notes to Consolidated Financial Statements                 9-27
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     27-34

PART II   Other Information                                         35-39

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                (000's Omitted)
                                  (Unaudited)




ASSETS                                              1996                1995
---------------------------------------        -------------       ------------


Investments:
  Debt securities:
  Bonds:
  Available-for-sale (cost: $2,550,902 and
         $1,947,777) .......................           $ 2,568,138   2,044,606
        Trading (cost: $45,919 and $1,489)                  46,070       1,485
                                                         2,614,208   2,046,091

Equity securities:
      Common stock:
        Available-for-sale (cost: $2,596 and $1,047)         2,503       1,181
      Preferred stock:
        Available-for-sale (cost: $28,670 and $7,566)       28,640       7,733
        Trading (cost: $2,051 and $619)                      2,068         629
                                                            33,211       9,543
  Other long-term investments                               41,358      39,491
    Short-term investments                                     372         436

   Total investments                                     2,689,149   2,095,561

Cash and cash equivalents                                   43,436      48,281
Accounts receivable (net of allowance for uncollectible
    accounts of $791 and $739)                                 708         454
Amounts receivable under reinsurance agreements            247,269     146,618
Amounts receivable on securities settlements in process      7,120      10,873
Accrued investment income                                   39,126      29,357
Deferred cost of policies produced                         182,183     140,476
Deferred cost of policies purchased                         41,676        --
Other assets                                                30,890       4,584

  Total assets ...................................      $3,281,557   2,476,204





















See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                     (000's Omitted, except per share data)
                                  (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY                   1996              1995
----------------------------------------        ---------------   --------------


Liabilities:

    Policy liabilities:
      Future policy benefits                       $   3,002,153      2,259,028
      Other policy liabilities                             7,362          7,312

                                                       3,009,515      2,266,340

    Subordinated debentures payable                       65,000             -
    Notes payable                                              -          7,000
    Amounts due on securities settlements in process       5,804          1,438
    Deferred income taxes                                    537         22,901
    Accrued expenses and other liabilities                12,611          4,080

                  Total liabilities                    3,093,467      2,301,759


Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, authorized -
      2,000,000 shares                                        -               -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 12,918,379
       shares in 1996 and 10,140,738 shares in 1995       16,438         12,904
    Paid in capital                                       98,496         64,284
    Unrealized investment gains (losses)(net of deferred
      cost of policies produced amortization expense (benefit) of $4,563 and $27,327 and net of deferred cost of policies purchased amortization expense (benefit) of $508 and $0 and deferred income
      tax expense (benefit) of $4,223 and $24,431)         7,819         45,372
    Retained earnings                                     68,400         54,714
                                                         191,153        177,274
    Less treasury stock                                     (234)             -
    Less leveraged employee stock ownership trust
      (LESOP)                                             (2,829)        (2,829)
         Total stockholders' equity                      188,090        174,445

         Total liabilities and stockholders' equity   $3,281,557      2,476,204

















See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 Nine months ended  September  30, 1996 and 1995
                    (000's  Omitted, except per share data)
                                  (Unaudited)

                                                            1996          1995





Revenue:
    Insurance premiums and policy charges .............   $  10,451        6,554
    Net investment income .............................     139,704      114,724
    Net investment gains (losses) .....................       4,792       (993)
    Other revenue .....................................       1,473        683





    Total revenue .....................................     156,420      120,968






Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders ..................................     104,500       88,588
    Amortization of deferred cost of policies produced       11,467        8,085
    Amortization of deferred cost of policies purchased       3,516         --
    General insurance expenses ........................       9,084        6,315
    Premium and other taxes, licenses and fees ........       1,879        1,256
    Other expenses ....................................         165          157


    Total benefits and expenses .......................     130,611      104,401


Operating earnings ....................................      25,809       16,567
Interest expense ......................................       2,107           57
                                                            ---------    ------
Earnings before income tax expense and
  extraordinary item ..................................      23,702       16,510
Income tax expense ....................................       8,414        5,617


Earnings before extraordinary item.....................      15,288       10,893
Extraordinary item: Loss on early extinguishment of
  debt (net of income tax benefit of $148) ............        (269)        --


Net earnings ..........................................   $  15,019    $  10,893



Earnings per share of common stock:

    Primary:

    Net earnings ......................................     $    1.19       1.05


    Fully diluted:
    Net earnings ......................................      $    1.15      1.05


Average share outstanding:

    Primary............................................       12,584      10,330
    Fully diluted.....................................        13,755      10,378


See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 Three months ended  September 30, 1996 and 1995
                     (000's Omitted, except per share data)
                                  (Unaudited)

                                                              1996       1995

Revenue:
    Insurance premiums and policy charges .............   $  4,098      2,038
    Net investment income .............................     50,547     38,534
    Net investment gains (losses) .....................      2,258       (687)
    Other revenue .....................................        760        493

    Total revenue .....................................     57,663     40,378


Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders ..................................     37,735     29,891
    Amortization of deferred cost of policies produced       4,054      2,516
    Amortization of deferred cost of policies purchased      1,400        -
    General insurance expenses ........................      3,548      1,914
    Premium and other taxes, licenses and fees ........        779        383
    Other expenses ....................................         52         51


    Total benefits and expenses .......................     47,568     34,755


Operating earnings ....................................     10,095      5,623
Interest expense ......................................      1,373         16
                                                          --------    -------
Earnings before income tax expense and
  extraordinary item ..................................      8,722      5,607
Income tax expense ....................................      3,171      1,801





Earnings before extraordinary item ....................      5,551      3,806
Extraordinary item: Loss on early extinguishment of
  debt (net of income tax benefit of $123) ............       (222)       -


Net earnings ..........................................   $  5,329      3,806


Earnings per share of common stock:

    Primary:

    Net earnings ......................................   $    .39        .37


    Fully diluted:



    Net earnings ......................................   $    .36        .37


Average share outstanding:

    Primary ...........................................     13,636     10,410
    Fully diluted .....................................     16,939     10,410






See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (000's Omitted, except share and per share data)
                                  (Unaudited)

                                                                        Unrealized
                                                                        Investment
                                                  Common    Paid-in       Gains    Retained   Treasury
                                                  Stock    Capital       (Losses)  Earnings     Stock     LESOP        Total
                                                ---------  ---------      -------   -------    ------    --------    --------

Balance as of January 1, 1995 ................. $ 12,769      63,499      (7,813)   38,876       -        (3,135)    104,196
Net earnings .................................        -            -           -    16,599       -             -      16,599
Change in unrealized investment
  gains (losses) ..............................       -            -      53,185       -         -              -     53,185
Cash dividends to stockholders
  ($.075 per share on common
  stock) ......................................       -            -           -     (761)       -              -       (761)
Issuance of common stock:
  upon exercise of options ....................      135         785<F1>       -        -        -              -        920
Allocation of LESOP shares .....................       -           -           -        -        -            306        306
                                                ------------ ----------   -------   -------    ------    --------    --------
Balance December 31, 1995 ......................  12,904      64,284      45,372    54,714        -        (2,829)   174,445
Net earnings ...................................        -          -           -    15,019        -             -     15,019
  gains (losses) ...............................        -          -     (37,553)        -        -             -    (37,553)
Cash dividends to stockholders
  ($.12 per share on common
   stock) ......................................        -          -           -    (1,333)       -             -     (1,333)
Issuance of common stock:
 upon acquisition of company ..................     3,464     28,866           -         -        -              -    32,330
  upon exercise of options ....................        70        402<F1>       -         -        -              -       472
Issuance of warrants:
 upon acquisition of company ...................        -      5,201           -         -        -              -     5,201
Purchase of warrants ..........................         -       (257)          -         -        -              -      (257)
Acquisition of treasury shares .................        -          -           -         -     (234)             -      (234)
                                                ------------ ----------   -------   -------    ------    --------    --------
Balance September 30, 1996 ...................  $   16,438     98,496      7,819    68,400      (234)     (2,829)    188,090
                                                ============ ==========   =======   =======    ======    ========    ========

<F1> Net of income tax benefit of $155 and $440 for the periods ended  September
30, 1996 and December 31, 1995, respectively.

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase  (Decrease)  in Cash and Cash  Equivalents
                   Nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                (000's Omitted)
                                                              1996        1995





Operating Activities:
    Net earnings ........................................  $  15,019     10,893
    Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
      Interest credited to policyholders ................    106,722     90,145
      Amortization of (discounts) premiums on debt
       securities, net ..................................       (798)      (755)
      Amortization of deferred cost of policies produced      11,466      8,085
      Amortization of deferred cost of policies purchased      3,518          -
      Net investment (gains) losses .....................     (4,797)       993
      Accrued investment income .........................     (2,396)       664
Deferred income taxes ...................................      1,386      5,111
      Other, net ........................................      2,828      2,233





    Net cash provided by operating activities ...........   132,948     117,369





Investing Activities:
    Purchases of securities:
     Held-to-maturity ...................................        -       (5,118)
     Available-for-sale ................................. (631,813)    (232,752)
     Trading ............................................  (73,687)           -
    Proceeds from sale of securities:
     Held-to-maturity ...................................        -            -
     Available-for-sale .................................  407,285       72,830
     Trading ............................................   27,821            -
    Proceeds from maturity or redemption of securities:
     Held-to-maturity ...................................        -       26,303
     Available-for-sale .................................  120,727       56,193
     Trading ............................................    1,294           -
    Other long-term investments, net ....................    4,324       17,067
    Short-term investments, net .........................      219           60
    Capitalization of deferred cost of policies produced   (30,408)     (25,085)
    Capitalization of goodwill ..........................     (341)           -
    Acquisition, net of cash received ...................   (2,314)           -
    Construction of home office .........................   (7,691)        (997)
    Other, net ..........................................     (271)        (221)





    Net cash used in investing activities ............... (184,855)     (91,720)





Financing Activities:
    Premiums received ...................................  317,986      256,815
    Surrender and death benefits paid ................... (328,811)    (290,210)
    Surrender and risk charges collected ................    8,801        5,274
    Securities settlements in process ...................    8,118        4,407
    Acquisition of treasury stock .......................     (234)           -
    Cash dividends to stockholders ......................   (1,333)        (760)
    Issuance of common stock ............................      483          762
    Purchase of warrants ................................     (257)           -
    Notes payable .......................................  (22,500)           -
    Debentures payable ..................................   65,000            -
    Other, net ..........................................     (191)       4,150





    Net cash provided by (used in) financing
     activities .........................................   47,062      (19,562)





Increase (Decrease) in Cash and Cash Equivalents ........   (4,845)       6,087
Cash and Cash Equivalents:
    Beginning of year ...................................   48,281       10,621





    End of year ........................................ $  43,436       16,708


See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase  (Decrease)  in Cash and Cash  Equivalents
                Nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                (000's Omitted)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:           1996         1995

    Income tax payments (refunds) ...................   $   2,590     (1,332)


    Interest payments ...............................   $     805       --


                                                                     -------

    Change in net unrealized investment gains (losses)  $ (80,016)     43,294

    Less: Associated (increase) reduction in amortization
             of deferred policy acquisition costs ...      22,256     (10,823)

         Deferred income tax (expense) benefit ......      20,207     (10,331)

    Net change in net unrealized gains (losses) .....   $ (37,553)      22,140

                                                               -------

    Details of acquisition:
      Fair value of assets acquired .................   $ 720,362           -
      Liabilities assumed ...........................    (671,585)          -
      Common stock and warrants issued ..............     (37,531)          -


      Cash paid .....................................      11,246           -
      Less: Cash acquired ...........................      (8,932)          -


      Net cash paid for acquisition .................   $   2,314           -




See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
-----------------------------------------------

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of AmVestors and its wholly-
        owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors Investment
        Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company (FBL), The Insurancemart
(TIM), and Rainbow Card Pack Publication, Inc. (RBC), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:

        The accompanying unaudited consolidated financial statements have been prepared on the
        basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of earnings and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995. C. INVESTMENTS:

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

-----------------------------------------------------------
D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of September 30, 1996, and December 31, 1995, were as follows:

       (000's Omitted)

                                                 1996              1995
                                                 ------           ---------
                                       Carrying    Fair    Carrying     Fair
                                        Value     Value     Value       Value
---------------------------------     ----------   ------   ---------    ------
    Assets
          Debt securities ........  $2,614,208  2,614,208 2,046,091   2,046,091
          Equity securities ......      33,211     33,211     9,543       9,543
          Other long-term investments   41,358     41,376    39,491      39,546
          Short-term investments ...       372        372       436         436
          Cash and cash equivalents .   43,436     43,436    48,281      48,281
          Accounts receivable on
           securities settlements in
            process ................     7,120      7,120    10,873      10,873
          Accounts receivable and
           accrued investment income .  39,834     39,834    29,811      29,811
    Liabilities:
          Future policy benefits -
           investment contracts ..   2,733,926  2,557,642 2,022,653   1,900,895
          Other policy liabilities .     7,362      7,362     7,312       7,312
          Subordinated debentures
           payable ........             65,000     65,000         -           -
          Notes payable ..........           -         -      7,000       7,000
          Amounts due on securities
           settlements in process .....  5,804      5,804     1,438       1,438
          Accrued expenses and other
           liabilities .........        12,611     12,611     4,080       4,080

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

-----------------------------------------------------------
        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - The carrying amounts reported in the balance sheet for these assets approximates fair value.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was calculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        SUBORDINATED DEBENTURES PAYABLE - The fair value of the company's debentures has been estimated to be an amount equal to the balance reported in the balance sheet.
        NOTES PAYABLE - The fair value of the company's note payable has been estimated to be an amount equal to the balance reported in the balance sheet.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed nationwide through a network of independent agents. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 1% of annuity sales in 1995, and the top twenty individual agents accounted for approximately 11% of 1995 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings.
F.  DEFERRED  COST OF  POLICIES PRODUCED:
        The costs of producing new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred

-------------------------------------------------------------
costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Net investment gains (losses) realized in the first nine months of 1996 and 1995 resulted in the company experiencing investment margins greater than or less than those estimated. As a result, $362,011 and $229,637 of the unamortized balance of cost deferred on policies produced was expensed in the nine months ended September 30, 1996 and 1995, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Cost deferred on policies produced will be adjusted in the future based on actual investment income earned.
G.  DEFERRED COST OF POLICIES PURCHASED:
        At the date of acquisition of a company, a portion of the purchase price is allocated to the right to receive future cash flows from the existing insurance contracts. The amount allocated represents the present value of the projected future cash flows from the acquired policies. These projections take into account mortality, surrenders, operating expenses, investment yields on the investments held to back the policy liabilities and other factors known or expected at the valuation date based on the judgment of management.
        The deferred cost of policies purchased is amortized in relation to the incidence of expected cash flows over the expected life of the policies. If it is determined that the present value of future cash flows is insufficient to recover the deferred cost of policies purchased, its carrying value will be reduced with a corresponding charge to earnings.
H.  GOODWILL:
        Goodwill represents the excess of the amount paid to acquire a company over the fair value of the net assets acquired. This balance is amortized on a straight-line basis over a 30-year period. If it is determined through an estimate of future earnings that the goodwill has been impaired, its carrying value will be reduced with a corresponding charge to earnings.
I.  FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\2% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
J.  PARTICIPATING POLICIES:
        The company issued participating policies in past years on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.

-------------------------------------------------------------
K.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of up to 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
L.  INCOME TAXES:
        The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
M.  EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible debentures outstanding with applicable reduction in interest expenses related to the debentures.
N. CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts.
O.  NEW ACCOUNTING STANDARDS:
        Effective January 1, 1995, the company adopted the provisions of SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement requires disclosure about the amount, nature, and terms of derivative financial instruments. Since the company has no derivative financial instruments as defined in the Statement, the adoption of this accounting standard did not result in any additional financial statement disclosure.
        Effective November 30, 1995, the company adopted the provisions of "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" and transferred all bonds with an amortized cost of $1,159,390,768 classified as held-to-maturity to available-for-sale. The effect of the adoption was an increase in stockholders' equity of $21,218,205 (net of related amortization of deferred policy acquisition costs of $12,792,403 and deferred income taxes of $11,425,188). Net earnings for the year ended December 31, 1995 were not affected by the adoption of this implementation guide.
        Effective for fiscal years beginning after December 15, 1995, SFAS No. 121, "Accounting for the Impairment of Long Lived Assets" establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The company does not expect this Statement to have a material affect on its consolidated financial statements.
        Effective for financial statements for fiscal years beginning after December 15, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," will require increased disclosure of compensation expense arising from stock compensation plans. The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies will be permitted, however, to continue accounting under APB Opinion No. 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The company will continue to apply APB Opinion No. 25 in its consolidated financial statements and will disclose pro forma net income and earnings per share in a footnote to its consolidated financial statements, determined as if the new method were applied.

-----------------------------------------------------------
P.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the September 30, 1995 and December 31, 1995 financial statements to the September 30, 1996 presentation.
2. Investments:
-----------------
A summary of investment income is as follows:
                                                            (000's Omitted)
                            For the Nine Month Period
                               Ended September 30,
                                                             1996        1995

Debt securities .......................................   $ 135,403     109,827
Equity securities .....................................       1,057          70
Other long-term investments ...........................       3,590       5,258
Short-term investments ............. ..................       1,641       1,173


                                                            141,691     116,328
Less investment expenses ..............................       1,987       1,604

Net investment income .................................   $ 139,704     114,724


                                                            (000's Omitted)
                            For the Nine Month Period
                               Ended September 30,
                                                              1996        1995

Net investment gains (losses): Realized investment gains (losses):
    Debt securities, available-for-sale ..............    $   3,404      (1,409)
    Debt securities, held-to-maturity .................        --           304
    Debt securities, trading ............... ..........         360          --

    Equity securities, available-for-sale .............         707         461
    Equity securities, trading ........................         282          --
    Other ..........................................           (122)       (349)

Net realized investment gains (losses) ................       4,631        (993)

 Unrealized investment gains (losses):
    Debt securities, trading ..........................         154          --
    Equity securities, trading .........................          7          --

Net unrealized investment gains (losses) ..............         161          --

Net investment gains (losses) .........................   $   4,792        (993)

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

------------------------------
        The maturity of the company's debt and equity securities portfolio as of September 30, 1996 was as follows:

                                                       (000's Omitted)
                                                   As of September 30, 1996
                                             Available-for-Sale        Trading
                                                   Estimated           Estimated
                                        Amortized    Market    Amortized  Market
                                          Cost       Value       Cost    Value
                                      ---------      ------   ---------   ------

Debt securities:
 One year or less ...............         $   62,830    63,220       -         -
 Two years through five years ..........     492,805   502,395    4,336    4,333
 Six years through ten years ...........   1,387,807 1,395,011   41,151   41,307
 Eleven years and after .........            607,460   607,512      432      430
                                           2,550,902 2,568,138   45,919   46,070
Equity securities ..................          31,266    31,143    2,051    2,068
                                          $2,582,168 2,599,281   47,970   48,138

        These tables include mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        The book value, estimated market value and unrealized market gains and losses of debt and equity securities as of September 30, 1996, and December 31, 1995, were as follows:
                                                      (000's Omitted)
                                                                     Estimated
                                        Amortized Unrealize Unrealize   Market
                                          Cost      Gains   Losses       Value
    September 30, 1996 Bonds, available-for-sale:
  Corporate debt obligations
  Investment grade .................   $1,485,166   27,233   17,544   1,494,855
  High-yield .......................      198,655    3,646    2,896     199,405
                                        1,683,821   30,879   20,440   1,694,260
  U.S. Treasury obligations ........       47,491      305      378      47,418
  Mortgage-backed securities
  Investment grade .................      812,937   13,688    5,155     821,470
  High-yield .......................        6,653     --      1,663       4,990
   Bonds, available-for-sale .......    2,550,902   44,872   27,636   2,568,138
 Bonds, trading:
  Corporate debt obligations
  Investment grade .................        7,344       40       45       7,339
  High-yield .......................       38,575      314      158      38,731
    Bonds, trading .................       45,919      354      203      46,070
   Total bonds .....................    2,596,821   45,226   27,839   2,614,208
Equity securities ..................       33,317    1,276    1,382      33,211
                                       $2,630,138   46,502   29,221   2,647,419

-----------------------------
                                                      (000's Omitted)

                                                                       Estimated
                                      Amortized   Unrealized Unrealized   Market
                                        Cost          Gains   Losses      Value
     December 31, 1995
  Bonds, available-for-sale:
  Corporate debt obligations
  Investment grade                   $1,076,873       63,321     724   1,139,470
  High-yield                            147,878        5,468   1,810     151,536
                                      1,224,751       68,789   2,534   1,291,006
  U.S. Treasury obligations              51,743          942      21      52,664
  Mortgage-backed securities
  Investment grade                      661,652       32,062       1     693,713
  High-Yield                              9,631          -     2,408       7,223
  Bonds, available-for-sale           1,947,777      101,793   4,964   2,044,606
 Bonds, trading:
  Corporate debt obligations
  Investment grade                          458          -         7         451
  High-yield                              1,031            5       2       1,034
   Bonds, trading                         1,489            5       9       1,485
     Total bonds                      1,949,266      101,798   4,973   2,046,091
  Equity securities                       9,232          614     303       9,543
                                     $1,958,498      102,412  5,276    2,055,634
        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:
                                               (000's Omitted)
                                     Accumulated                      Estimated
                         Original       Write        Carrying           Market
                           Cost         Downs          Value             Value

September 30, 1996     $  7,545         7,545             -                 -
December 31, 1995      $  7,545         7,545             -                 -

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

----------------------------

        The amortized cost, estimated market value and unrealized market gains and losses by type of mortgage-backed security as of September 30, 1996, and December 31, 1995 were as follows:

                                                     (000's Omitted)
                                                                      Estimated
                                         Amortized Unrealized Unrealized Market
             September 30, 1996            Cost     Gains       Losses   Value
---------------------------------    --------   ------   ----------   ----------
   Government agency mortgage-backed securities:
    Planned amortization classes ...........   $   -        -        -        -
    Targeted amortization classes and
     accretion directed classes ............       -        -        -        -
    Sequential classes ......................      -        -        -        -
    Pass-throughs ..........................      25        2        -       27
         Total government agency
         mortgage-backed securities .....         25        2        -       27
 Government-sponsored enterprise mortgage-backed securities:
    Planned amortization classes ........    527,198   10,204     2,904 534,498
    Targeted amortization classes and
     accretion directed classes .......       44,703      464         -  45,167
    Sequential classes ..................      8,942       96         -   9,038
    Pass-throughs ................... ...      3,348       31         -   3,379
         Total government-sponsored enterprise
            mortgage-backed securities ......584,191   10,795     2,904 592,082
Other mortgage-backed securities:
    Planned amortization classes ...... .     15,248      117        30  15,335
    Sequential classes .........  .......    191,960    2,501     2,217 192,244
    Pass-throughs ..................               8        1        -        9
    Subordinated classes ...............      28,158      272     1,667  26,763
      Total other mortgage-backed securities 235,374    2,891     3,914 234,351
Total mortgage-backed securities ........   $819,590   13,688     6,818 826,460

---------------------------


                                                       (000's Omitted)
                                                                      Estimated
                                     Amortized  Unrealized  Unrealized  Market
       December 31, 1995               Cost        Gains       Losses    Value

Government agency mortgage-backed securities:
    Planned amortization classes ...  $ 71,164    1,823            -     72,987
    Targeted amortization classes and
     accretion directed classes .......  7,833      360            -      8,193
    Pass-throughs ......................    32        3            -         35
        Total government agency
           mortgage-backed securities   79,029    2,186            -     81,215
Government sponsored enterprise mortgage-backed securities:
    Planned amortization classes ..... 403,359   23,750            -    427,109
    Sequential classes ..........       19,546    1,405            -     20,951
    Pass-throughs .................      3,258       21            -      3,279
 Total government sponsored enterprise
    mortgage-backed securities ..      426,163   25,176            -    451,339

Other mortgage-backed securities:
    Planned amortization classes ....   18,574      172             -    18,746
    Sequential classes ..........      134,245    4,484             1   138,728
    Pass-throughs ...............           11        -             -        11
    Subordinated classes .........      13,261       44         2,408    10,897
   Total other mortgage-backed
securities                             166,091    4,700         2,409   168,382
Total mortgage-backed securities ...  $671,283   32,062         2,409   700,936

        Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled, as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securities and sequential classes, which comprised 24.9% and 23.4% of the carrying value of the company's mortgage-backed securities as of September 30, 1996 and December 31, 1995, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 71.6% and 74.6% of the carrying value of the company's mortgage-backed securities as of September 30, 1996 and December 31, 1995.
        As of September 30, 1996, 71.3% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 75.3% as of December 31, 1995. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of seven issues, with a carrying value of $28,989,648 as of September 30, 1996, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.

---------------------------

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

                                                   (000's Omitted)
                                               For the Nine Month Period
                                                  Ended September 30,
                                          -------------------------------
                                                 1996         1995
Consideration received ...............       $ 557,219       175,505
Carrying value .......................         552,467       176,149
Change in unrealized gains (losses) on
trading securities ...................             161            -
Net investment gains (losses) ........         $ 4,913          (644)
Investment gains .....................        $ 13,262         1,533
Investment losses ....................          (8,510)       (2,177)
Change in unrealized gains (losses) on
trading securities ...................             161             -
Net investment gains (losses) ........         $ 4,913          (644)

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



                                             (000's) Omitted
                                        Net Unrealized Gains (Losses)
                          Debt        Debt                   Equity
                        Securities   Securities   Debt     Securities   Equity
                         Held-to-    Available- Securities Available- Securities
                        Maturity    for-Sale     Trading    for-Sale    Trading

Balance as of January 1, 1995..    $ (91,493)      (14,092)      -    187      -
1995 Net Change                       91,493       110,921      (4)   114     10
Balance as of December 31, 1995            -        96,829      (4)   301     10
1996 Net Change                            -       (79,593)    155   (424)     7
Balance as of September 30, 1996..  $      -        17,236     151   (123)    17

3. Other Assets:
----------------

        Other assets consist of the following:
                                                         (000's Omitted)
                                                   September 30, December 31,
                                                       1996          1995
       Property and equipment at cost:
         Home office properties
          (including land of $1,067).......          $  14,780          3,643
         Furniture and equipment...........              4,887          3,711
         Automobiles.......................                174             99
                                                        19,841          7,453
         Less accumulated depreciation....               5,854          3,650
                                                        13,987          3,803
        Goodwill............................            12,654             68
        Other...............................             4,249            713
                                                      $ 30,890          4,584
4. Reinsurance:
---------------
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):
 For the                                                               Ceded to
 Period                                      Gross        Other           Net
 Ended          Descriptions                 Amount     Companies        Amount
September 30,   Life insurance in force    $303,309      228,696         74,613
        1996    Insurance premiums and
                policy charges.......        11,012          561         10,451

September 30,   Life insurance in force     318,346      243,301         75,015
        1995    Insurance premiums and
                policy charges.......         7,267          713          6,554
September 30,   Future policy benefits... 3,002,153      246,515      2,755,638
   1996

 December 31,   Future policy benefits... 2,259,028      145,183      2,113,845
  1995

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.
        The company had amounts receivable under reinsurance agreements of $247,268,922 and $146,617,611 as of September 30, 1996, and December 31, 1995,
respectively.
        Of the total amounts receivable, $142,716,659 and $144,965,371 were associated with a coinsurance agreement entered into in 1989, which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by the company on the reinsured risks totalled $8,222,668 and $6,787,793 for periods ended September 30, 1996 and 1995, respectively.

--------------------------
        The following table identifies the components of the amounts receivable from ERC:

                                                     (000's Omitted)
                                              September 30,       December 31,
                                                   1996               1995

  Reserve for future policy benefits........    $140,322           143,558
  Reimbursement for benefit payments and
   administrative allowance.................         693             1,407
                                                $141,015           144,965

        FBL and Philadelphia Life Insurance Company are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain single premium deferred annuity policies on a coinsurance basis. As of
September 30, 1996, the company had amounts receivable of $104,522,263 resulting from this agreement.
5. Convertible Subordinated Debentures:
---------------------------------------

        On July 12, 1996,  the company  closed on an offering of  $65,000,000 of
Convertible Subordinated Debentures. These securities were placed in Europe pursuant to Regulation S under the Securities Act of 1933. The debentures pay an annual cash yield of 3% payable semi-annually, are convertible into the company's common stock at $17.125, and mature in seven years unless previously converted or redeemed. The debentures are redeemable, in whole or in part, at the option of the holders, on September 30, 2001, at 124.25% of their principal amount (which in essence reflects deferred interest at a compounded rate of 4.25%), plus accrued but unpaid cash interest at the coupon rate of 3%. The debentures are redeemable, at the company's option, on or after September 30, 1999, at certain specified declining redemption prices (starting at 103% of principal value) plus accrued but unpaid cash interest (at the rate of 3%) and accrued deferred interest (at a compounded rate of 4.25%). The debentures may be redeemed any time after August 15, 1996, at the company's option at their principal amount plus accrued cash interest (at the rate of 3%), but with no payment for accrued deferred interest, if the average closing price of the company's common stock equals or exceeds $23.12 for 20 consecutive trading days.
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance will be used for other general corporate purposes.
6. Credit Agreement:
--------------------
        On April 8, 1996, the company entered into a $35,000,000 credit agreement with The First National Bank of Chicago (First Chicago), Fleet National Bank (Fleet) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On that same date, the company borrowed the entire $35,000,000, using the proceeds to repay existing bank debt, fund the cash portion of the acquisition of FBG and for general corporate purposes.
        On July 12, 1996 the company paid off the existing bank debt from the proceeds of the Convertible Subordinated Debentures.

7. Retirement Plans:
--------------------
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during either the nine months ended September 30, 1996 or 1995.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.

--------------------------------
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $3,010,882 as of September 30, 1996, and December 31, 1995.
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 355,540 shares of the company's common stock now owned by the LESOP, 113,323 shares have been allocated to the participating employees with the remaining 242,217 shares being held by American as collateral for the loan.
        The unallocated portion of the company's common stock owned by the
LESOP has been
        recorded  as a  separate  reduction  of  stockholders'  equity.  Accrued contributions to the LESOP were $245,214, and $229,173, for the nine months ended September 30, 1996, and 1995, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70.
        A liability in the amount of $432,748, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were $(2,889) and $(87,761) for the nine months ended September 30, 1996 and 1995, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the nine months ended September 30, 1996, and 1995 were $273,099 and $166,292 respectively.
8. Stockholders' Equity:
------------------------
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year, provided that such dividend does not exceed its unassigned surplus (surplus profits) at the end of the preceding year. As of December 31, 1995, surplus profits of American were $16,764,059 and 10% of statutory capital and surplus was $9,828,859. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of September 30, 1996, and December 31, 1995, American's statutory capital and surplus was $95,762,493 and $98,288,590, respectively. Statutory net income (loss) for 1995 was $5,984,601 .
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10%

-----------------------------------
of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1995, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $23.7 million. The sum of statutory net profits and net realized capital gains for 1995 were $3.4 million. As of September 30, 1996, available surplus from net operating profits and net realized capital gains was $2.4 million. Required statutory surplus as of September 30, 1996 was $19.6 million and actual surplus was $34.6 million.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices.
        This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,743,000 as of September 30, 1996).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $943,150 as of December 31, 1995 ($867,675 as of September 30, 1996).
        On March 17, 1989, the Board of Directors of the company adopted the 1989 Nonqualified Stock Option Plan. These options have an exercise price equal to the closing price of the company's common stock on the date of grant and none may be exercised beyond ten years from the grant date. A total of 899,423 options to acquire common stock are outstanding under the 1989 Nonqualified Plan.
        The 1989 Nonqualified Plan is administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares, and the exercise price are subject to the sole discretion of the Board of Directors.
        Changes during the periods were as follows:

                              For the Period Ended
                           September 30, December 31,
                                                      1996             1995



 Options outstanding, beginning of period..........  841,341            859,837
  Options granted.................................   130,000             87,500
  Options exercised............................      (55,418)          (105,996)
  Options cancelled............................      (16,500)                 -
  Options outstanding, end of period..............   899,423            841,341
  Outstanding options exercisable at end of period.  769,423            779,841
  Options reserved for future grants at end of
  period.....                                        206,247             44,747
 Option prices per share:
   Exercised, during the period................  $4.84-$10.00      $4.84-$10.63
   Outstanding, end of period...............     $4.84-$13.50      $4.84-$12.66

------------------------------------
        On March 17, 1989, the Board of Directors also adopted the 1989 Stock Appreciation Rights Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder.
                                                   For the Period Ended
                                                 September 30,     December 31,
                                                     1996             1995

 Rights outstanding, beginning of period.               -              -
 Rights granted..........................               -              -
 Rights exercised........................               -              -
 Rights expired..........................               -              -
 Rights cancelled........................               -              -
 Rights outstanding, end of period.......               -              -
 Rights reserved for future grants
  at end of period.......................            5,000              5,000

        The company recorded no compensation expense relating to stock appreciation rights for the nine months ended September 30, 1996, and 1995, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The
Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        On March 28, 1996, the Board of Directors of the company adopted the 1996 Incentive Stock Option Plan (the Plan). These options have an exercise price equal to the closing price of the company's common stock on the date of grant and none may be exercised beyond ten years from the date of grant. The Plan authorized a maximum of 950,000 shares to be issued. A total of 673,000 options to acquire common stock are outstanding.
        The 1996 Incentive Stock Option Plan is administered by the Board of Directors of the company. The term of the options, including the number of shares and the exercise price are subject to the sole discretion of the Board of Directors.

                                                      For the Period Ended
                                                    September 30,  December 31,
                                                          1996          1995
Options outstanding, beginning of period.............          -            -
Options granted......................................    673,000            -
Options outstanding, end of period...................    673,000            -
Outstanding options exercisable at end of period.....          -            -
Options reserved for future grants at end of period..    297,000            -
Option prices per share:
    Outstanding, end of period.......................     $12.875           -

------------------------------------
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stock as summarized in the following table:
      Warrant       Issue         Number        Exercise   Expiration
       Holder        Date       of Shares        Price        Date
   Morgan Guaranty  12/8/88        75,000      $ 3.9688      12/9/98
                    4/30/92        95,002        6.3855       5/1/02
                                  170,002

        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,708 shares of its common stock. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002.
        In addition to the above, the company assumed warrants previously issued by FBGto purchase a total of 270,689 shares of its common stock as summarized in the following table:
            Warrant          Issue          Number       Exercise    Expiration
            Holder            Date         of Shares       Price         Date
    Wabash Life Insurance     2/18/92       63,176       $1.9786       2/19/97
    Company                  12/20/92       63,176        1.4839     12/20/2002
                              5/18/93      120,335        1.5582      3/18/2003
                                           246,687


   Other                       Various      24,002     1.3460-3.7188   Various
                                           270,689

9. Other Revenue:
------------------
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the nine months ended September 30, 1996 and 1995 was $85,937 and $92,103, respectively.
        Other revenue for the nine months ended September 30, 1996 includes override commissions of $902,471 attributable to the marketing efforts of AIMCORand TIM, $306,812 of rental income received by FBL and $105,537 of advertising revenues received by RBC.
10. Income Taxes:
-----------------
        The provision for income taxes charged to operations was as follows:

                                                 (000's Omitted)
                                               For the nine Months
                                               Ended September 30,
                                                1996           1995
Current income tax expense (benefit).......   $5,001            506
Deferred income tax expense (benefit)......    3,413          5,111
  Total income tax expense.................   $8,414          5,617

11. Acquisition:
------------------
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of Financial Benefit Group, Inc., (FBG) a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,708 shares of the company's common stock and cash.
        FBG was an insurance holding company which owned all of the shares of Financial Benefit Life Insurance Company, a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of Annuity International Marketing Corporation and The Insurancemart, Inc. both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the nine months ended September 30, 1996 include the results of operations of FBG for the six month period ended September 30, 1996.
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized on a straight line basis over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:
                                                    (000's Omitted)
ASSETS
Investments...........................................  $ 524,165
Cash and cash equivalents..............................     8,932
Accounts receivable....................................       815
Amounts receivable under reinsurance agreements........   112,875
Accrued investment income..............................     7,373
Deferred cost of policies purchased....................    45,700
Deferred income taxes..................................     5,023
Goodwill...............................................    12,485
Other assets...........................................     2,994
-------------
Total assets..........................................  $ 720,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Policy liabilities..................................... $ 650,174
Notes payable..........................................    15,500
Accrued expenses and other liabilities.................     5,911
Total liabilities.....................................    671,585
Stockholders' Equity:
Common stock, no par value
Paid in capital.......................................     48,777
Total stockholders' equity..........................       48,777
Total liabilities and stockholders' equity...........   $ 720,362

        The following table sets forth certain unaudited pro forma operating data of the company for the nine months ended September 30, 1996 and 1995. This pro forma data assumes the acquisition of FBG occurred on January 1, 1996 and 1995, respectively.

-----------------------------
                                              Nine Months ended September 30,
                                                 1996              1995
                                         (in thousands, except per share data)
Pro Forma Operating Data:
Total revenue..................................  $162,861       170,026
Earnings before extraordinary item.............    14,231        19,325
Net earnings...................................    13,814        19,325
Earnings per share of common stock:
    Primary:
     Earnings before extraordinary item........     $1.06          1.46
     Net earnings..............................     $1.02          1.46
     Fully diluted:
     Earnings before extraordinary item........     $1.03          1.45
     Net earnings..............................     $1.00          1.45
 Average shares outstanding:
    Primary....................................    13,486        13,251
   Fully diluted...............................    14,659        13,299

12. Contingencies:
------------------

        The company's insurance subsidiaries are subject to state guaranty association assessments in all states in which it is admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges (credits) relating to the guaranty fund assessments impacted 1995 by approximately $1,001,000. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
        The company specializes in the sale of deferred annuity products as a retirement savings vehicle for individuals. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of Single Premium Immediate Annuities (SPIAs) and Flexible Premium Universal Life policies (FPULs) have accounted for virtually all remaining premiums received.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under Generally Accepted Accounting Principals
(GAAP), premiums received on deferred annuities, SPIAs without life contingencies and FPULs, are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred cost of policies produced, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
        The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The tim-ing of DAC amortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of the company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature withdrawals. As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
        Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company elected to reduce credited interest rates on certain of its annuity products. Certain annuities issued by the company include a "bailout" feature. This feature generally allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal crediting rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. In 1994 and 1993, the company deemed it advisable, due to the general decline in interest rates and the yield on its investment portfolio, to reduce credited interest rates on certain annuity contracts below the "bailout" level. The aggregate account values of annuity contracts on which the crediting rate was reduced below the "bailout" level totalled $109.8 million and $326.2 million during 1994 and 1993, respectively. As a result, $18.3 million, or 17%, and $139.6 million, or 43%, of such policies were surrendered during 1994 and 1993, respectively. The company was able to offset the negative impact of "bailout" surrenders on its earnings through the realization of gains on the sale of its securities. Excluding surrenders from "bailout" products, American's annuity withdrawal rates were 9% for 1994 and 7% for 1993. Although, as of September 30, 1996, approximately $249.0 million, or 14% of American's annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on $246.9 million of this amount is 6% or less. As of that same date, approximately $22.3 million, or 4.4% of FBL's annuity account values contained a "bailout" provision, the current credited rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $22.3 million is 5.5% or less, with $18.7 million at 4.5% or less. If the company reduces credited rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. The company expects that withdrawals on its annuity contracts will increase as such contracts approach maturity. There is no certainty as to the company's ability to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.

MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains and losses and by the associated amortization of deferred cost of policies produced and purchased. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains and losses) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of deferred costs is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains (losses) on the company's operating earnings:

                                                  For the Nine Months Ended September 30,
                                                        1996                  1995
                                                             (dollars in millions)
                                                              (percent of average
                                                          invested assets annualized)
Average invested assets <F1> .............   $  2,471.8     100.0%  $  1,962.5     100.0%
Insurance premiums and policy charges ....   $     10.5        .56% $      6.6       .45%
Net investment income <F2> ...............        139.7       7.54       114.7       7.79
Net investment gains (losses), core ......          2.7        .15          -         -
Policyholder benefits ....................       (104.5)     (5.64)      (88.6)     (6.02)
Gross interest margin ....................         48.4       2.61        32.7       2.22
Associated amortization of deferred
 cost of policies produced ...............        (10.7)      (.57)       (8.3)      (.56)
Associated amortization of deferred
 cost of policies purchased ..............         (4.0)      (.21)          -         -
Net interest margin ......................         33.7       1.82        24.4       1.66
Net investment gains (losses), other .....          2.1        .11        (1.0)      (.07)
Associated amortization of deferred
 cost of policies produced ...............          (.8)      (.04)         .2        .02
Associated amortization of deferred
 cost of policies purchased ..............           .4        .02           -         -
Net margin from investment gains (losses),
 other ...................................          1.7        .09         (.8)
Total net margin .........................         35.4       1.91        23.6       1.60
Expenses, net ............................         (9.6)      (.52)       (7.1)      (.48)
Operating earnings .......................         25.8       1.39        16.5       1.12
Interest expense .........................          2.1        .11           -         -
Earnings before income taxes and
 extraordinary items .....................         23.7       1.28        16.5       1.12
Income tax expense .......................          8.3        .45         5.6        .38
Earnings before extraordinary item .......         15.4        .83        10.9        .74
Extraordinary item .......................          (.4)      (.02)          -         -
Net earnings .............................   $     15.0        .81% $     10.9        .74%
Operating earnings .......................   $     25.8       1.39% $     16.5       1.12%
Less: Net margin from investment gains
 (losses), other .........................          1.7        .09         (.8)      (.05)
Operating earnings excluding net margin
 from investment gains (losses), other ...   $     24.1       1.30% $     17.3       1.17%

<F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period for
   1995 and time weighted for 1996 for acquisition of FBG effective April 1, 1996.
<F2>Net investment income is presented net of investment expense.
Note: Numbers may not add due to rounding.

                                                       For the Quarter Ended September 30,
                                                      1996                      1995
                                                              (dollars in millions)
                                                              (percent of average
                                                           invested assets annualized)

Average invested assets <F1> ............   $  2,692.0     100.0%     $   1,973.6        100.0%
Insurance premiums and policy charges ...   $      4.1        .61%    $       2.0           .41%
Net investment income <F2> ..............         50.5       7.51            38.5          7.81
Net investment gains (losses), core .....          1.1        .16           -            -
Policyholder benefits ...................        (37.7)     (5.61)          (29.9)        (6.06)
Gross interest margin ...................         18.0       2.68            10.7          2.16
Associated amortization of deferred
 cost of policies produced ..............         (3.7)      (.55)           (2.7)         (.55)
Associated amortization of deferred
 cost of policies purchased .............         (1.4)      (.21)          -            -
Net interest margin .....................         12.9       1.91             8.0          1.62
Net investment gains (losses) ...........          1.2        .17             (.7)         (.14)
Associated amortization of deferred
 cost of policies produced ..............          (.3)      (.04)             .2           .04
Associated amortization of deferred
 cost of policies purchased .............        -         -                -            -
Net margin from investment gains (losses)           .9        .13             (.5)         (.10)
Total net margin ........................         13.7       2.04             7.5          1.52
Expenses, net ...........................         (3.6)      (.54)           (1.9)         (.38)
Operating earnings ......................         10.1       1.50             5.6          1.14
Interest expense ........................          1.4        .20           -            -
Earnings before income taxes and
 extraordinary item .....................          8.7       1.30             5.6          1.14
Income tax expense (benefit) ............          3.0        .45             1.8           .37
Earnings before extraordinary item ......          5.7        .84             3.8           .77
Extraordinary item ......................          (.3)      (.05)              -             -
Net earnings ............................   $      5.3        .79%       $    3.8           .77%
Operating earnings ......................   $     10.1       1.50%       $    5.6          1.14%
Less: Net margin from investment gains
 (losses) ...............................           .9        .13             (.5)         (.10)
Operating earnings excluding net margin
 from investment gains (losses), other ..   $      9.2       1.37%      $     6.1          1.24%

<F1>Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due to
   or from brokers on unsettled security trades at the beginningand end of period for
   1995 and time weighted for 1996 for acquisition of FBG effective April 1, 1996.
<F2>Net investment income is presented net of investment expense.

Note: Numbers may not add due to rounding.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 1996, and 1995
        INSURANCE PREMIUMS AND POLICY CHARGES increased $3.9 million or 59%, to $10.5 million in 1996, due primarily to a $3.5 million increase in surrender charges received on increased surrenders of annuity policies, resulting primarily from the acquisition of FBG.
        NET INVESTMENT INCOME increased $25.0 million or 22%, to $139.7 million in 1996. This increase reflects an increase in average invested assets from $1,962.5 million in 1995 to $2,471.8 million in 1996 offset in part by a decrease in the average yield on invested assets from 7.8% for the nine months ended September 30, 1995, to 7.5% for the same period in 1996. The increase in average invested assets can be attributed to the acquisition of FBG. The yield in both periods was impacted by an investment in investment partnerships. These partnerships form a fund of funds totalling $18.8 million and $22.4 million on September 30, 1996 and 1995, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $1.4 million in the 1996 nine months compared with $3.0 million in 1995.
        NET INVESTMENT GAINS (LOSSES) were $4.8 million in 1996, compared with a $1.0 million loss in 1995. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in 1996 are the result of general portfolio management while the net losses realized in 1995 result primarily from writedowns of $1.0 million on securities deemed to have an other than temporary dimunition in value. Unrealized gains in the company's bond portfolio were $17.4 million, $96.8 million and $50.8 million as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $15.9 million, or 18%, to $104.5 million in 1996 from $88.6 million in 1995. This increase results primarily from an increase in annuity liabilities to $2,823.7 million on September 30, 1996, from $2,033.2 million on September 30, 1995. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 6.0% as of September 30, 1995, to 5.8% as of September 30, 1996. Both the increase in annuity liabilities and the decrease in the average interest rate credited on those liabilities is largely due to the acquisition of FBG.
        AMORTIZATION OF DEFERRED COST OF POLICIES PRODUCED increased $3.4 million, or 42%, to $11.5 million in 1996 from $8.1 million in 1995. Amortization associated with gross interest margin increased $2.4 million to $10.7 million in 1996 from $8.3 million in 1995, with the remaining change being attributable to investment gains. Costs incurred during 1996 and deferred into future policy periods were $30.4 million, compared with $25.1 million in 1995.
        Amortization of deferred cost of policies purchased of $3.5 million represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG.
        General insurance expenses increased $2.8 million, or 44%, to $9.1 million for the 1996 nine months from $6.3 million for the same period in 1995. This increase is due primarily to the acquisition of FBG.
        Interest expense increased $2.1 million reflecting the borrowing of $7.0 million in December, 1995 and an additional $28.0 million in April, 1996. The funds borrowed in 1996 were used to fund the acquisition of FBG. The company closed on an offering of $65.0 million of convertible subordinated debentures in July, 1996 of which $35.2 of the proceeds were used to repay existing bank debt.
        Income tax expense increased $2.8 million to $8.4 million in 1996 from $5.6 million in
1995.  Taxes were provided at an effective rate of 35%
on 1996 income and 34% on 1995 income.
        Three Months Ended September 30, 1996, and 1995 INSURANCE PREMIUMS AND POLICY CHARGES increased $2.1 million or
1.05%, to $4.1 million in 1996, due primarily to a $1.8 million increase in surrender charges received on increased surrenders of annuity policies, resulting primarily from the acquisition of FBG.
        NET INVESTMENT INCOME increased $12.0 million or 31%, to $50.5 million in 1996. This increase reflects an increase in average invested assets from $1,973.6 million in 1995 to $2,692.0 million in 1996 offset in part by a decrease in the average yield on invested assets from 7.8% for the three months ended September 30, 1995, to 7.5% for the same period in 1996. The increase in average invested assets can be attributed to the acquisition of FBG. The yield in both periods was impacted by an investment in investment partnerships. These partnerships form a fund of funds totalling $18.8 million and $22.4 million on September 30, 1996 and 1995, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the S&P 500 over time without regard to the general direction of financial markets. This fund generated a net loss of $.1 million in the 1996 quarter compared with income of $1.0 million in 1995.
        NET INVESTMENT GAINS (LOSSES) were $2.3 million in 1996, compared with a $.7 million loss in 1995. Gains and losses may be realized upon securities which are disposed of for various reasons. The net losses realized in 1996 are the result of general portfolio management while the net losses realized in 1995 resulted primarily from writedowns of $1.0 million on securities deemed to have an other than temporary dimunition in value. Unrealized gains in the company's bond portfolio were $17.4 million, $96.8 million and $50.8 million as of September 30, 1996, December 31, 1995 and September 30, 1995, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $7.8 million, or 26%, to $37.7 million in 1996 from $29.9 million in 1995. This increase results primarily from an increase in annuity liabilities to $2,823.7 million on September 30, 1996, from $2,033.2 million on September 30, 1995. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 6.0% as of September 30, 1995, to 5.8% as of September 30, 1996. Both the increase in annuity liabilities and the decrease in the average interest rate credited on those liabilities is largely due to the acquisition of FBG.
        Amortization of deferred cost of policies produced increased $1.6 million, or 64%, to $4.1 million in 1996 from $2.5 million in 1995. Amortization associated with gross interest margin increased $1.0 million to $3.7 million in 1996 from $2.7 million in 1995, with the remaining change being attributable to investment gains. Costs incurred during 1996 and deferred into future policy periods were $10.1 million, compared with $9.0 million in 1995.
        Amortization of deferred cost of policies purchased of $1.4 million represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG.
        General insurance expenses increased $1.6 million, or 84%, to $3.5 million for the 1996 three months from $1.9 million for the same period in 1995. This increase is due primarily to the acquisition of FBG.
        Interest expense increased $1.4 million reflecting the borrowing of $7.0 million in December, 1995 and an additional $28.0 million in April, 1996. The funds borrowed in 1996 were used to fund the acquisition of FBG. The company closed on an offering of $65.0 million of convertible subordinated debentures in July, 1996 of which $35.2 of the proceeds were used to repay existing bank debt.
        Income tax expense increased $1.4 million to $3.2 million in 1996 from $1.8 million in 1995. Taxes were provided at an effective rate of 36% on 1996 income and 32% on 1995 income.
LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of its insurance subsidiaries. The company's primary cash requirements are to pay operating expenses, stockholder dividends and debt service.
        As a holding company, the company relies on funds received from American and FBLto meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, investment fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas and Florida generally limit the ability of American and FBLto pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by it's insurance subsidiaries be approved by the Insurance Commissioner of the state of domicile.
        The liquidity requirements of American and FBLare met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of SPDAs, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the nine months ended September 30, 1996, and 1995, was $47.1 million and $(19.6) million, respectively.
        The increase in net cash provided by annuity contracts without life contingencies in the first nine months of 1996 resulted primarily from a $61.2 million increase in premiums received from $256.8 million to $318.0 million partially offset by an $38.6 million increase in surrender and death benefits paid from $290.2 million to $328.8 million.
        Net cash provided by the company's operating activities was $132.9 million and $117.4 million in 1996 and 1995, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments and maturities of less than one year (3% and 4% as of September 30, 1996, and December 31, 1995, respectively). The weighted average duration of the company's investment portfolio was 4.5 years as of September 30, 1996.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. During the past five years, the company has met its capital needs and those of American through several different sources including bank borrowing, the sale of convertible debentures and both preferred and common stock.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements.
        REINSURANCE. The company had amounts receivable under reinsurance agreements of $247.3 million and $146.6 million as of September 30, 1996, and December 31, 1995, respectively. Of the amounts, $141.0 million and $145.0 million, respectively, were associated with ERC. In 1989, the company entered into a coinsurance agreement which ceded 90% of the risk on the company's block of Single Premium Whole Life (SPWL) policies written prior to 1989 to ERC. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Under the terms of the contract, the company continues to administer the policies and is reimbursed for all payments made under the terms of those policies. The company also receives a fee from the reinsurer for administering such policies. Cash settlements under the contract are made with ERC on a monthly basis. If ERC were to become insolvent, American would remain responsible for the payment of all policy liabilities.
        FBL and Philadelphia Life Insurance Company are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain single premium deferred annuity policies on a coinsurance basis. As of September 30, 1996, the company had amounts receivable of $104.5 million resulting from this agreement.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio, in part, to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities that are no longer protected by surrender charges increase. While the company experienced a decrease in total surrenders during 1994, the decrease was primarily due to the large number of bailout surrenders in 1993. Throughout 1994, the company saw an increase in surrenders of policies which no longer were covered by surrender charges. Management believes the increased surrenders experienced in 1994 were due to the increasing interest rates throughout 1994. This trend continued throughout 1995 and into 1996. Management believes that surrenders are lower during periods of declining interest rates.

PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.           Legal Proceedings
--------------------------------

        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
-------------------------------------

        None
Item 3.           Defaults upon Senior Securities
-------------------------------------------------

        None
Item 4.           Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------------

        None
Item 5.           Other Information
--------------------------------

        None
Item 6.           Exhibits and Reports on Form 8-K
---------------------------------------------------

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

 (3)(a)       Articles of Incorporation as Amended        Exhibit (3)(a) to Form 10-Q
              and Restated                                dated October 26, 1993

 (3)(b)       Bylaws of the company                       Exhibit (4.2) to Registration
                                                         Statement on Form S-8, File
                                                         No. 33-31155 dated September
                                                         19, 1989

 (4)(a)      Specimen Common Stock Certificate            Exhibit (4)(a) to Form 10-K
                                                          dated March 30, 1995.

35

Exhibit                                                  Page Number or Incorporation
 Number        Description                                    by Reference
  (4)(b)   Common Stock Purchase Warrant            Exhibit (10)(o) to Form 10-K
           expiring December 9, 1998                dated April 12, 1989

  (4)(c)   Common Stock Purchase Warrant            Exhibit (10)(v) to Form 10-Q
                                                    dated May 13, 1992

  (4)(d)   1995 Agents Stock Option Plan            Exhibit (4.1) to Registration
                                                    Statement on Form S-3, File
                                                    No. 333-02211 dated April 2,
                                                    1996

  (4)(e)   AmVestors Financial Corporation 1996     Exhibit (4)(a) to Registration
           Incentive Stock Option Plan              Statement on Form S-8, File
                                                    No. 333-14571 dated October 21,
                                                    1996

  (4)(f)   Form of 3% Convertible Subordinated      Exhibit (4.2) to Registration
           Debentures due 2003                      Statement on Form S-3, File No.
                                                    333-10101 dated August 29, 1996

 (10)(a)  Form of Indemnification Agreement between   Exhibit (10)(a) to Form 10-K
          company and its officers and directors      dated March 29, 1988

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

 (10)(i)  Credit Agreement dated December 29, 1994,  Exhibit (10)(i) to Form 10-K
          between  the  company,  First  National    dated  March 30, 1995 of
          Bank Chicago and Boatmen's First National
          Bank of Kansas City

Exhibit                                                  Page Number or Incorporation
 Number        Description                                    by Reference
 (10)(j)     Amendment No. 1 to Credit Agreement dated        Exhibit (10)(a) to Form 10-Q
             December 29, 1994, between the company,          dated August 11, 1995
             First National Bank of Chicago and
             Boatmen's First National Bank of
             Kansas City

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

 (10)(o)     Credit Agreement dated April 8, 1996              Exhibit (10)(o) to Form 10-Q
             between the company, First National               dated August 14, 1996
             Bank of Chicago, Boatmen's First
             National Bank of Kansas City and Fleet
             National Bank of Boston

 (10)(p)     Employment Agreement dated April 8,                    PP 40-42
             1996, between the company and
             Frank T. Crohn

 (10)(q)     Employment Agreement dated April 8,                    PP 43-45
             1996, between the company and
             Donna J. Rubertone

 (11)        Calculation of Earnings per Share                      P 46

 (20)(a)     Reports on Form 8-K
             There were reports on Form 8-K for
             the three months ended September 30, 1996

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

          Annuity International Marketing Corporation
          7251 West Palmetto Park Road
          Boca Raton, Florida 33433

          The Insurancemart, Inc.
          7251 West Palmetto Park Road
          Boca Raton, Florida 33433

          Rainbow Card Pack Publication, Inc.
          7251 West Palmetto Park Road
          Boca Raton, Florida 33433

 (27)     Financial Data Schedule

                                   SIGNATURES
                         -----------------------------


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMVESTORS FINANCIAL CORPORATION

                                          By: /c/ Ralph W. Laster, Jr.
                                          -----------------------------
                                          Ralph W. Laster, Jr.
                                          Chairman of the Board
                                          Chief Executive Officer
                                          (Principal Executive Officer
                                          and Chief Financial Officer)
                                          (Principal Accounting Officer)

Date:  November 13, 1996
      --------------------