Form 10-K
period 1996-12-31
AMVESTORS FINANCIAL CORP
filed 1997-03-13
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
   For fiscal year ended
     December 31, 1996                          Commission File Number 0-15330
                        AMVESTORS FINANCIAL CORPORATION
                    _______________________________________
             (Exact name of registrant as specified in its charter)
    Kansas                                              48-1021516
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  555 South Kansas Avenue, Topeka, Kansas                      66603

 (Address of principal executive offices)                    (Zip code)
Registrant's telephone number, including area code:  (913) 232-6945

Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock*
                                  _____________

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

   _______________________________________________________________________


    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )
    The aggregate market value (based upon the last sale price as quoted by The New York Stock Exchange on February 21, 1997) of the shares held by non-affiliates was approximately $214,431,000.
        As of February 21, 1997, there were 13,139,400 shares of the registrant's common stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                _________________________________________________



Documents                                      Form 10-K Reference
___________                                 ________________________




Proxy Statement - Annual Meeting of               Part III, Items 10, 12 and 13
Stockholders to be held May 15, 1997

PART 1
ITEM 1.         DESCRIPTION OF BUSINESS

ITEM 1. (A)   GENERAL DEVELOPMENT OF BUSINESS
        AmVestors Financial Corporation (AmVestors or the company) is an insurance holding company whose subsidiaries are American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors CBO II, Inc. (CBO II), AmVestors Investment Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company
(FBL), The Insurance Mart, Inc. (TIM), and Rainbow Card Pack Publication, Inc. (RBCP). AmVestors was incorporated in 1986 to serve as a holding company for all of the common stock of American, a Kansas domiciled insurance company admitted in 47 states and the District of Columbia.
        On September 8, 1995, the company signed a merger agreement to acquire all of the outstanding capital stock of FBG, a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,708 shares of common stock and cash of approximately $10,000,000.
        FBGwas an insurance holding company which owned all of the shares of FBL, a Florida domiciled life insurance company admitted in 41 jurisdictions, including 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of AIMCOR and TIM, both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both AmVestors and FBG, and became effective on April 8, 1996. The consolidated statements of earnings for the year ended December 31, 1996 include the results of operations of FBG for the nine months ended December 31, 1996.
        The company specializes in the sale of deferred annuity products. Deferred annuities accounted for approximately 97% of all premiums received by the company in 1996. Other products offered include single premium immediate annuities (SPIAs) and flexible premium universal life policies (FPULs). As of December 31, 1996, the company had total annuity contracts in force of $2.9 billion.
        The company designs its products and directs its marketing efforts towards the savings and retirement market. Historically, the 50 and older age group has accounted for over 80% of all annuity premiums received by the company and, to date, the average premium received by it per annuity contract has been approximately $23,000. U.S. Census Bureau statistics indicate that the pre-retirement segment of this market, ages 45 to 64, ("pre-retirement market") is the fastest growing age group in the country. The company continues to target this age group because management believes that as this group ages, it will have an increasing interest in saving for retirement, nursing home care and unanticipated medical costs.
        The company seeks to make sales to this savings and retirement market by offering annuity products through American and FBLthat meet the demands of agents and the market. The company markets its annuity products through independent agents. Agents are recruited through the company's wholly-owned subsidiaries, American Sales and TIM, as well as through various other independent marketing organizations. As of December 31, 1996, the company had approximately 8,300 independent agents licensed to sell the company's products. The company does not currently market its annuity products through stock brokerage firms. The company endeavors to attract agents to sell its products by offering a broad selection of fixed annuity products, by providing timely, comprehensive services to agents and customers and by continuing to specialize in annuity products. Since 1990, over 27% of annuity premiums received by American have been produced by agents recruited by American
Sales and approximately 67% of annuity premiums received by FBL have been produced by agents recruited by TIM, resulting in commission savings for the company as compared with business produced by agents recruited through other independent marketing organizations.
        The company's strategy is to expand sales in the growing savings and retirement market. In order to do this the company must attract quality agents, design competitive products with profit potential and maintain a high quality investment portfolio.
        The company incorporates certain features in its annuity contracts that are designed to reduce the occurrence and effect of premature withdrawals. Such features include surrender charges which decline over time and which apply, subject to certain exceptions, to premature withdrawals during the first five to fourteen years of an annuity contract. The company limits withdrawals free of surrender charges to 10% of an annuity's cash value. Certain of the company's annuities also provide for deferred payments of the surrender value of the annuity over a five year period. Other contracts include market value adjustments of surrender value to reflect changes in interest rates.
        Founded in 1965, American has focused on the sale of deferred annuity products since 1984. On June 6, 1996, A.M. Best, which rates insurance companies based on factors of concern to policyowners, reaffirmed American's "A-" (Excellent) rating. On November 1, 1996, Duff & Phelps rated American's claims paying ability "A" (Single-A).
        Founded in 1983, FBL has focused on the sale of deferred annuity products since 1984. On June 10, 1996, A.M. Best upgraded FBL's rating from "B" (Adequate) to "B+" (Very Good). FBLdoes not have a Duff & Phelps claims paying rating.
        There were no material proceedings involving the company or any of its subsidiaries.
Item 1. (b)  Financial Information About Industry Segments
_______________________________________________________________
    The company does not have any material reportable segments.
Item 1. (c)   Narrative Description of Business
_______________________________________________________
        See Item 1. (c) (l) (i)
Item 1. (c) (1)  Business Done and Intended to be Done
______________________________________________________
        See Item 1. (c) (l) (i)
Item 1. (c) (1) (i)  Principal Products
___________________________________________

INDUSTRY OVERVIEW
        Annuities have traditionally been used by individuals as a tax-deferred savings vehicle for retirement planning. U.S. Census Bureau statistics indicate that the 45 to 64 years old age group is the fastest growing age group in the country and project a 30% increase in the number of individuals in this age group during the decade of the 1990s and the first decade of the new millennium. The company believes that this demographic trend, longer life expectancy, and rising per capita income, as well as the tax deferred savings advantage of annuity products relative to other savings products, will increase demand for single premium annuities for retirement planning.
COMPANY OVERVIEW
        The company has focused on the sale of deferred annuities since 1984. Prior to 1984, the company offered participating and nonparticipating ordinary life insurance, flexible premium annuities and certain disability income and cancer expense policies. However, in the middle 1980s, the company perceived greater opportunities in the savings and retirement market and began to concentrate its marketing efforts on the sale of deferred annuities. Strategy
        The company has developed its business strategy to better enable it to capitalize on what it perceives as significant opportunities in the growing savings and retirement market. The key elements of this strategy are to (i) expand sales of its deferred annuities in this growing market, (ii) attract quality agents, (iii) design and sell products with profit potential, and (iv) maintain a high quality investment portfolio.
        EXPAND SALES IN A GROWING MARKET. The company believes that its focus on deferred annuity products in the expanding savings and retirement market provides opportunity for growth. The company seeks to meet the needs of the savings and retirement market by offering a diverse portfolio of deferred annuity products. Over 80% of the company's premiums received have been from individuals ages 50 and over.
        ATTRACT QUALITY AGENTS. The company intends to pursue the growth of its business through increased production from existing agents and through the creation of new agent relationships, and believes that it is able to attract agents to sell its products by providing a broad selection of fixed annuity products and timely, comprehensive services. The company recruits agents through its wholly-owned subsidiaries, American Sales and TIM, and through independent marketing organizations. Combined, American and FBL have approximately 8,300 independent insurance agents licensed to sell their products in 47 states, the District of Columbia and the U.S. Virgin Islands. TIMand AIMCOR have over 4,102 agents licensed to sell products of non-affiliated carriers.
        DESIGN AND SELL PRODUCTS WITH PROFIT POTENTIAL. The company seeks to design products to enhance the potential for profit and reduce the risk of loss. Management's philosophy is to limit sales of annuities when it believes that market conditions would prevent the company from achieving targeted profit levels. The company adjusts credited rates based on prevailing market conditions and available investment yields, subject to certain interest rate guarantees. Annuities currently issued by the company include features designed to encourage persistency and provide protection from losses due to premature termination, such as surrender charges, limited free withdrawal privileges, market value adjustments and deferred payout provisions. Management continuously monitors and adjusts its product features and terms in response to market conditions.
        MAINTAIN A HIGH QUALITY INVESTMENT PORTFOLIO. The company purchases investments taking into account the anticipated cash flows of its assets and liabilities. As of December 31, 1996, approximately 97% of the company's investment portfolio consisted of bonds, approximately 95% of which were investment grade. The weighted average duration of the company's bond portfolio was 4.6 years as of that date.
MARKETING AND DISTRIBUTION
        To access the market of potential annuity buyers, the company maintains a network of independent agents licensed in 47 states, the District of Columbia and the U.S. Virgin Islands. As of December 31, 1996, the company had approximately 8,300 independent agents contracted to sell its annuity products.
        The company also maintains contact with approximately 42,000 agents that are not currently licensed, but have either sold the company's annuities in the past or have expressed an interest in doing so. These agents continue to receive periodic mailings related to interest rate and commission changes, and new product introductions, and are reappointed as required in order to represent the company in selling its products. However, in order to save costs associated with reappointing agents, the company does not automatically relicense an agent that has not written business for twelve months. Such costs include the annual licensing fee of $20 to $40 per agent.
        The company recruits new agents through American Sales and TIM and through independent marketing organizations. Because both American Sales and TIM and other marketing organizations rely on independent agents, the company does not maintain an exclusive or captive sales force thereby avoiding the related costs. Since 1990, over 27% of annuity premiums received by American have been produced by agents recruited through American Sales and approximately 67% of annuity premiums received by FBLhave been produced by agents recruited by TIM. Marketing organizations are responsible for, and bear the cost of, recruiting agents. In accordance with industry custom, American Sales, TIM and the marketing organizations receive a gross commission for originating an annuity contract, a portion of which is paid to the originating agent (the "street commission"). The marketing organizations or American Sales or TIM retain the difference between the gross commission and the street commission (the "override commission"). The availability of override commissions provides the economic incentive to the marketing organizations to recruit agents who produce business.
        The company recruits new agents principally through direct mail solicitations. The company analyzes the market for its products and reviews the number and geographical distribution of licensed agents regularly. Data reviewed includes premiums received and agents licensed per capita by state. This allows the company to identify specific regions of the country where it believes it can most effectively recruit agents for the sales of its annuity products. The company recruits agents from targeted lists of potential agents from databases of licensed agents maintained by state insurance commissioners as well as industry associations such as the Million Dollar Round Table and the American Society of Chartered Life Underwriters. The company also advertises its products, rates and commission levels in various industry trade publications. To be contracted by the company, agents must be licensed by state insurance regulatory authorities and have their applications for license approved by the company.
        Commissions, crediting rates, the perceived quality of the issuer, product features and services are generally the principal factors influencing an agent's willingness and ability to sell particular annuity products. The company believes that both agents and policyowners value the service provided by the company. For example, the company issues deferred annuity policies, together with the agent's commission check, within 72 hours of receiving the application and premium. The company also seeks to provide ongoing service to the agent. Towards that end, the company provides agents with access to the company's senior executives. The company has an interactive system accessible by agents to obtain policy information whereby they can access information about policies via a toll-free telephone number.
        The company collects premiums from policyowners throughout the United States. During 1996, 61.8% of its deferred annuity sales were in the following states: California (11.2%), Florida (10.3%), Texas (7.9%), Ohio (6.2%), Illinois (4.9%), Indiana (4.7%), Michigan (4.3%), Arizona (4.1%),
Pennsylvania (4.1%) and Kansas (4.1%).
        No single agent accounted for more than 2.0% of American's annual sales in 1996, and the top twenty individual agents accounted for approximately 14.6% of American's volume in 1996. No single agent accounted for more than 4.2% of FBL's annual sales in 1996, and the top twenty individual agents accounted for approximately 37.0% of FBL's volume in 1996. The company does not have exclusive agency agreements with its agents and management believes most of these agents sell products, similar to those sold by American and FBL, for other insurance companies. This can result in sales declines if for any reason American or FBL are relatively less competitive or there are concerns about asset quality, A.M.Best ratings, or insolvencies of other insurance companies.
        Four independent marketing organizations through which the company recruits agents to sell its annuity products were responsible for the recruitment of agents that accounted for 47% of premiums received during 1996. While the termination of the company's relationships with any of its marketing organizations could result in the loss of agents and could adversely affect the level of sales and surrenders, the company does not believe that the loss of any one marketing organization would have a material adverse effect on the financial condition of the company.
PRODUCTS
        The company specializes in the sale of deferred annuity products to individuals. During each of the past three years, sales of deferred annuities have accounted for approximately 96% of the company's premiums received, while sales of SPIAs have accounted for virtually all remaining premiums received.
        Deferred annuities involve premium deposits by the policyowner at the time of issuance and, in the case of flexible premium policies, throughout the term of the policy. Following an accumulation period, the policyowner is entitled to receive the principal value plus accumulated interest credited to such annuity, payable either in a lump-sum or through annuity payments over a certain period or for life. Interest credited during the accumulation period generally is not subject to federal or state income tax. Payments are typically made to the annuitant after age 65 and are taxable at the tax rate then applicable to the annuitant.
        The company currently sells annuity products with different benefits, interest rates and commission structures. These products offer tax-deferred accumulation of interest, various interest guarantees, guaranteed cash values, and a choice of guaranteed income options on the selected maturity date. The portfolio of products is continuously reviewed with new plans added and others discontinued in an effort to remain competitive.
        The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. In determining credited rates, the company takes into account the profitability of its annuity business and the relative competitive positions of its products. Credited rates during the initial and any renewal period are based on assumptions and estimates relating principally to persistency, investment yield and expenses as well as management's judgment as to certain market and competitive conditions.
        The company's deferred annuities have an initial credited interest rate guaranteed for a period of one to five years. Following the initial guarantee period, the company may adjust the credited interest rate annually, subject to the guaranteed minimum interest rates specified in the contracts. Such minimum guaranteed rates currently range from 3% to 6%. The credited rates on deferred annuities with accumulated values of approximately $757.7 million are currently set at the minimum guaranteed rate. The accumulated values of deferred annuities by credited interest rates were as follows as of December 31, 1996: $1,645.2 million-less than or equal to 5.5%; $673.8 million-greater than 5.5% but less than or equal to 6.5%; $229.7 million-greater than 6.5% but less than or equal to 7.5%; and $189.5 million-greater than 7.5%. The credited rates on deferred annuities representing a majority of total accumulated value may be reset by the company within a period of one year subject to the guaranteed minimum rates contained in the policies.
        The company incorporates a number of features in its annuity products designed to reduce the occurrence and adverse effect of premature termination of the policy. Premature termination of an annuity contract results in the loss of future investment earnings related to the annuity deposit and in the accelerated recognition of deferred expenses related to policy acquisition, principally commissions, which were deferred and are expensed over the life of the policy.
        The primary feature incorporated by the company to minimize premature terminations is a surrender charge. While the policyowner is permitted at any time to withdraw all or part of the accumulated value of his policy, such withdrawals are generally subject to a surrender charge for a period of years specified in the contract. The surrender charge, which is a percentage of the total accumulated value including accrued interest, is designed to discourage premature termination. Surrender charges, subject to certain exceptions, apply for the number of years specified in the contract and decline to zero over a period of five to fourteen years. All annuities currently issued by the company include surrender charges and approximately 85% of the company's contracts in force currently have surrender charges. The company has historically limited free annual withdrawals to 10% of a policy's accumulated value. American, which accounts for over 90% of the company's premium, has introduced new annuity products which limit penalty free withdrawals to accumulated interest not to exceed 10% of accumulated value.
        When the company receives a request for surrender of an annuity policy, a conservation letter is mailed to the policyowner. This letter is designed to inform the policyowner of the possible tax implications and the surrender charge payable under the annuity policy. Typically, policyowners who have requested a surrender of $10,000 or more are personally contacted by telephone. The company's conservation procedures are designed to (i) attempt to conserve the business, (ii) ascertain the causes of the surrenders, and
(iii) identify and terminate agents who write low persistency business. In certain contracts, the surrender charge is waived for a period of 45 to 60 days following the crediting of a renewal rate below a specified rate (the "bailout" rate). Of the company's $2.9 billion of annuity contracts in force as of December 31, 1996, $275.5 million have a "bailout" feature remaining. The "bailout" rate on $273.3 million of this amount is 6% or less.
        Approximately 44% of the deferred annuity business in force as of December 31, 1996, provides that the company may pay any surrender value in level installments over 60 months in lieu of a lump sum payment. Additionally, approximately 11% of the deferred annuity business in force on December 31, 1996, had a market value adjustment provision that provides additional protection during a period of rising interest rates through a reduction in the surrender value payable upon surrender of the policy. INVESTMENTS
        The company's earnings are largely determined by its ability to maintain a spread between its investment results and the interest credited on its annuity products. As of December 31, 1996, the company had $2,816.4 million of cash and invested assets of which $2,606.6 million or approximately 93% represented investments in bonds. At that date, approximately 95% of the company's bond portfolio was rated investment grade. As of December 31, 1996, the market value of the company's bond portfolio exceeded its book value by $46.7 million.

        The following table summarizes the company's investment results for the periods indicated:
INVESTMENT RESULTS

                                          For the Year Ended December 31,
                                           1996       1995       1994
                                               (dollars in millions)

Average invested assets <F1> .......   $  2,534.0    1,992.7   1,862.3
 Net investment income <F2> .........        191.5      156.5     142.0
 Yield <F3> .........................          7.6%       7.9%      7.6%
 Net investment gains (losses),
     other <F4> .....................   $      4.2        1.0        .8
 Net investment gains (losses),
     core <F5> ......................   $      3.7        (.9)        -

______

<F1> Average of cash, invested assets (before SFAS115 adjustment) and net amounts
    due to or from brokers on unsettled security trades at the beginning and end of period and time weighted for 1996 acquisition of FBG effective April 1, 1996.
<F2> Net of investment expenses.
<F3> Net investment income divided by average invested assets.
<F4> 1995 and 1994 amounts include provisions for impairments in value that were considered other than temporary.
<F5> Includes realized and unrealized gains (losses) on trading securities and realized gains (losses) on convertible securities where the company has accepted lower current yields in anticipation of the equity performance of the underlying common stock.

        The following table sets forth the company's investment portfolio, including cash, as of December 31, 1996:
INVESTMENT PORTFOLIO

                                                        As of December 31, 1996
                                                       Carrying
                                                         Value        % of Total
                                                         (dollars in thousands)
Debt Securities <F1>:
        Available-for-sale:
        U.S. Government ..........................   $   44,329             1.6
        Investment grade corporate ...............    1,619,485            57.5
        Non-investment grade corporate ..........       132,235             4.7
        Mortgage-backed <F2> ......................     798,244            28.3

         Total debt securities available-for-sale ... 2,594,293            92.1

  Trading:
        Investment grade corporate ..................     8,857              .3
        Non-investment grade corporate ..............     3,434              .2

         Total debt securities trading ...............   12,291              .5

         Total debt securities ....................   2,606,584            92.6

Equity Securities<F3>:

        Available-for-sale:
        Common stock ..............................       2,440              .1
        Preferred stock ..........................       30,694             1.1
         Total equity securities
         available-for-sale .......................      33,134             1.2
  Trading:
        Preferred stock ...........................       2,539              .1
         Total equity securities trading ..........       2,539              .1
         Total equity securities ...................     35,673             1.3
Mortgage loans on real estate ......................     10,101              .4
Policy loans ......................................       6,170              .2
Other long-term investments <F4> ...................     24,881              .8
Short-term investments ............................         371               -
             Total investments.................       2,683,780            95.3
Cash .............................................      132,574             4.7
                Total cash and investments ........  $2,816,354           100.0

<F1> Debt securities classified as "available-for-sale" or "trading" are carried at estimated market value. Total book value of debt securities as of December 31, 1996, was approximately $2,559.9 million.
<F2> Consist primarily of collateralized mortgage obligations ("CMOs").
<F3> Equity securities are stated at estimated market values. Original cost of equity securities as of December 31, 1996, was approximately $31.7 million.
<F4> Includes $18.4 million, at estimated market of limited partnership investments. These funds are managed by outside investment advisors. The investment guidelines of these partnerships allow for a very broad range of investment alternatives to include, but not limited to, derivatives, currencies, foreign and U.S. stocks, foreign and U.S. bonds, futures, options and commodities. Such partnerships are generically referred to as hedge funds. These investments are carried at estimated market value with any unrealized gains and (losses) recorded in Net Investment Income
     (Loss) in the company's statement of earnings. Net Investment Income (Loss) on these partnerships was $2.1 million, $3.6 million, and ($1.9) million, for 1996, 1995 and 1994, respectively. The earnings on this class of investments can experience greater volatility than that which might be achieved by other investments the company owns and, therefore, could materially affect the company's earnings for any given period.
   Bonds and mortgage-backed securities often contain options which permit an issuer to call, prepay or repurchase a security at a specified price in the future. When a security is called, it is probable that the company will have to reinvest the proceeds at a lower interest rate. Mortgage-backed securities are accounted for using expected prepayment assumptions. Accordingly, as prepayment rates on mortgage-backed securities change, the company adjusts its income realization to reflect its best estimate of future cash flows and the corresponding income resulting from the accretion of discounts and the amortization of premiums.
        Mortgage-backed securities are subject to prepayment risk. This is due to the fact that in periods of declining interest rates the mortgages which collateralize the security may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of lower prevailing rates. As a result, holders of mortgage-backed securities could receive prepayments on their investments which the holder may not be able to reinvest at interest rates comparable to the rate on the prepaying security.
        The company has reduced this risk of prepayment by investing a majority (approximately 67.5%) of its mortgage-backed investment portfolio in planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These investments are designed to amortize in a more predictable manner by shifting the primary risk of prepayment of the underlying collateral to investors in other classes of the CMO. Sequential and pass-through classes represent approximately 27.5% of the book value of the company's mortgage-backed securities as of December 31, 1996.
        Investments in non-agency, non-government sponsored enterprise mortgage-backed securities comprised 32.7% of the book value of the company's mortgage-backed securities at December 31, 1996. The credit risk associated with non-agency, non-government sponsored enterprise mortgage-backed securities generally is greater than that of agency or government sponsored enterprise mortgage-backed securities which benefit from either explicit or implicit guarantees of the U.S. government or an agency or instrumentality thereof. As of December 31, 1996, the company did not own any "interest only," "principal only," or "residual" classes of CMOs. For additional information on the company's investment in mortgage-backed securities see
Note 2 of Notes to Consolidated Financial Statements.

        The following table indicates by quality rating the book value and estimated market value of the company's debt securities portfolio, excluding short-term investments, as of December 31, 1996:

                                                       As of December 31, 1996
                                                 % of                   Estimated       % of
                                                 Book       Debt         Market or    Invested
                                                 Value    Securities    Fair Value     Assets
                                                           (dollars in thousands)
Investment grade:
         U.S. Government, its agencies and
          government sponsored enterprises .....$ 572,230     22.4%   $  585,107      21.8%
         Aaa .................................... 289,443     11.3       292,091      10.9
         Aa .................................     129,842      5.1       132,059       4.9
         A ...................................    774,158     30.2       789,680      29.4
         Baa ..................................   655,622     25.6       668,004      24.9
              Total investment grade            2,421,295     94.6     2,466,941      91.9
Non-investment grade:
         Ba                                        90,963      3.5        91,398       3.4
         B .............................           42,522      1.7        43,181       1.6
         Caa ..............................            72        -            77         -
         N/R ..............................         5,004       .2         4,987        .2
             Total non-investment grade           138,561       5.4       139,643       5.2
             Total debt securities .....       $2,559,856     100.0%   $2,606,584      97.1%

        As used in the above table and elsewhere in this report, book value is defined as amortized cost, including adjustments for any other than temporary diminution in value. The company carries all investments which it believes have experienced other than temporary declines in value at estimated net realizable value.
        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the collection of principal and receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing.
        Rising interest rates could encourage increased policy surrenders. This could create the need to sell bonds at a time when their market values are below their book values.
        The weighted average life and duration (expressed in years) of the company's bond portfolio as of December 31, 1996, 1885, and 1994 were as follows:

                                                       As of December 31,
                                                 1996         1995       1994
            Weighted average life.............    6.1          5.9        6.7
            Weighted average duration<F1>......   4.6          4.4        4.7

<F1> Reflects average duration weighted by market value. Duration is a measure of price sensitivity of a bond to changes in interest rates.

        The company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. The relatively short-term nature of the investment portfolio reflects management's views as to the expected cash flow characteristics of the company's liabilities. Approximately 96% of the policy liabilities of the company represent reserves for deferred annuities that may be partially or totally surrendered at the policyholders' option, subject to surrender charges, market value adjustments or other limitations, when applicable. The cash flows of the company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The company periodically performs cash flow studies to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. Because of the significant uncertainties involved in the estimation of asset and liability cash flows, there can be no assurance that the company will be able to effectively manage the relationship between its asset and liability cash flows.
        See Notes 1 and 2 of Notes to Consolidated Financial Statements for additional information with respect to investments.
OTHER INSURANCE PRODUCTS
        Prior to 1987, American sold, among other products, cancer expense plans and nonparticipating and participating life insurance. In 1982,
American reinsured all of its cancer expense plans and in 1986, American reinsured approximately 65% of its nonparticipating life insurance in force through assumption reinsurance treaties. The total reserves on reinsurance ceded under assumption reinsurance treaties were approximately $11 million at the time of transfer. A recent federal district court decision held that in certain circumstances an insurer may remain contingently or primarily liable for policy liabilities transferred in assumption reinsurance transactions.
Based on management's belief that the reinsurers are solvent and capable of meeting all obligations on the policies reinsured, management considers the likelihood that any liability would inure to the company remote. However, in the event of the insolvency of the reinsurers, it is possible that the company would be liable for the reinsured policies.
        American has $15.7 million face amount of participating life insurance policies in force, net of reinsurance, and American and FBLhave
$58.7 million of nonparticipating life insurance, net of reinsurance, in force. American has followed a plan of paying dividends on its outstanding participating life insurance policies in amounts determined annually by its Board of Directors and expects to continue doing so in the future. For the year ended December 31, 1996, dividends paid under these policies totalled
$.2 million. Actual mortality experience in a particular period may be different than actuarially expected mortality experience and, consequently, may adversely affect the company's operating results for such period.
REINSURANCE
        American reinsures portions of life insurance risk with unaffiliated insurance companies under traditional indemnity reinsurance agreements. Generally, American enters into reinsurance arrangements to assist in diversifying its risk and to limit its maximum loss exposure on risks that exceed American's policy retention limits, currently $150,000 per life. Reinsurance does not fully discharge American's obligation to pay policy claims on the reinsured business. American remains responsible for policy clai ms to the extent the reinsurer fails to pay claims. No reinsurer of business ceded by American has failed to pay any policy claims (either individually or in the aggregate) with respect to such ceded business. As of December 31,
1996, American had ceded to reinsurers $218.9 million of its $289.7 million of life insurance in force and had taken $141.2 million of related reserve credits against future policy benefits. Of the insurance ceded and reserve credits taken, $190.9 million and $139.5 million, respectively, relate to one reinsurance contract with Employers Reassurance Corporation (ERC). This reinsurance agreement pertains to the coinsurance of 90% of all risks associated with all of the SPWL policies written by the company prior to
1989. Based on ERC's A.M. Best rating of "A+" (Superior), the company believes
that ERC is solvent and capable of meeting its obligations on the policies reinsured.
        FBLand Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain deferred annuity policies to PLI on a coinsurance basis. Under the terms of the agreement, FBL continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services FBL receives a fee from the reinsurer for administering such policies. If PLI were to become insolvent, FBLwould remain responsible for the payment of all policy liabilities. As of December 31, 1996, FBLhad amounts receivable resulting from this agreement of $99.3 million.
RATINGS
        American has been rated "A-" (Excellent) by A.M. Best since 1991.
FBLhas been rated "B+" (Very Good) by A.M. Best since June 10, 1996. A.M.
Best's ratings for insurance companies currently range from "A++" to "F," and some companies are not rated. Publications of A.M. Best indicate that "A" (Excellent) and "A-" (Excellent) ratings are assigned to those companies which, in A.M. Best's opinion, have achieved excellent overall performance when compared to the norms of the life insurance industry, and generally, have demonstrated a strong ability to meet their policyholder and other contractual obligations. These same publications indicate that "B++" (Very
Good) and "B+" (Very Good) ratings are assigned to companies which, in A.M. Best's opinion, have achieved very good overall performance when compared to the norms of the life insurance industry, and generally, have demonstrated a good ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M.
Best reviews the company's profitability, leverage and liquidity as well as the company's book of business, the adequacy of its policy reserves and the experience and competency of its management. American has a claims paying abil ity rating from Duff & Phelps of "A" (High). Duff & Phelps' claims paying ability ratings represent its opinion as to the financial ability of an operating insurance company to meet obligations under its insurance policies and are based on current information provided by the insurance company and other sources. Higher ratings generally indicate financial stability and a strong ability to pay claims. A.M. Best and Duff & Phelps ratings are based upon factors of concern to policyowners, agents and intermediaries and are not directed toward the protection of investors.
REGULATION
        The company and American are subject to the insurance laws and regulations of Kansas, the domiciliary state of American; and the laws and regulations of the other states in which American is licensed to do business. The company and FBL are subject to the laws and regulations of Florida, the domiciliary state of FBL, and the laws and regulations of the other states in which FBL is licensed to do business. At present, American is licensed to conduct business in 47 states and the District of Columbia and FBL is licensed to conduct business in 39 states, the District of Columbia and the
U.S. Virgin Islands. The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or state regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the insurance business. These laws and regulations generally require insurance companies to meet certain solvency standards, to maintain minimum standards of business conduct and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition.
        American and FBL are each required to file annual statutory financial statements and are subject to periodic examination by the insurance departments of each of the jurisdictions in which they are licensed, authorized and accredited. The Kansas Insurance Department completed its most recent examination of American for the years ended December 31, 1990 through December 31, 1993. The results of this examination contained no material adverse
findings. The Florida Insurance Department completed its most recent examination of FBLfor the years ended December 31, 1993 through December 31, 1995. The results of this examination contained no material adverse findings.
        The National Association of Insurance Commissioners (NAIC) adopted an accreditation program in 1992 which requires the insurance departments of the various states to become accredited by the end of 1994 or cede certain control over their domestic companies. The program requires certain model laws, model regulations and practices to be in effect. The Kansas Insurance Department and the Florida Insurance Department are accredited under the NAIC program.
        INSURANCE HOLDING COMPANY REGULATIONS; RESTRICTIONS ON DIVIDENDS AND DISTRIBUTIONS. The company and American are subject to regulation under the insurance and insurance holding company statutes of Kansas. The company and
FBL are subject to regulations under the insurance and insurance holding company statutes of Florida. The insurance holding company laws and regulations vary from jurisdiction to jurisdiction, but generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the applicable state regulatory authorities and to file with those authorities certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions and general business operations. The insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.
        The company is an insurance holding company and a substantial portion of income reflected in its Consolidated Statement of Earnings is derived from the operations of its insurance subsidiaries. The company's assets consist primarily of the stock of American, FBL and its other subsidiaries.
Dividends, fees, rents and commissions received from American and FBL, together with the company's retained funds and earnings thereon, and dividends from the insurance subsidiaries are the primary source of funds for the operations of the company. Insurance laws and regulations of Kansas and Florida, the respective states of incorporation of American and FBL, restrict the flow of funds, including dividends, from American and FBL to the company.
In addition, the payment of dividends, fees, rents and commissions by the insurance subsidiaries reduces their surplus and therefore may affect the amount of annuities they can issue.
        Pursuant to the Kansas Insurance Holding Company Act, American may
not, without prior approval of the Kansas Insurance Department, pay dividends if the amount of such dividends added to all other dividends or other distributions made by American within the preceding twelve months exceeds the greater of (i) its statutory net gain from operations for the prior calendar year or (ii) 10% of statutory surplus at the end of the preceding calendar year. For the year ended December 31, 1996, American had a statutory net gain from operations of $7.2 million. As of December 31, 1996, 10% of American's statutory surplus was $10.1 million. In addition, another provision of Kansas insurance law limits dividends that American may pay to earned surplus calculated on a statutory basis, which totaled $19.9 million as of December
31, 1996.
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1996, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $25.4 million.
The sum of statutory net profits and net realized capital gains for 1996 was $3.8 million. As of December 31, 1996, avail-
able surplus from net operating
profits and net realized capital gains was $3.8 million. Required statutory surplus as of December 31, 1996 was $19.4 million and actual surplus was
$33.7 million.
        Under Kansas and Florida insurance laws, unless (i) certain filings are made with the applicable state insurance departments, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the insurance commissioner, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, which controls a Kansas or Florida insurance company, as the case may be, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person, under Kansas law, and 5% or more of the voting securities of another person under Florida law.
        NAICREGULATORY CHANGES. The NAIC and insurance regulators are involved in a process of re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues and, in some instances, has resulted in new interpretations of existing law, the development of new laws and the implementation of non-statutory guidelines.
The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions and the adoption of risk-based capital rules. It is not possible to predict the future impact of changing state and federal regulations on the operations of the company.
        The NAIC has been considering the adoption of a model investment law for several years. It is not yet known whether the model investment law would be added to the NAIC accreditation standards so that consideration of the model for adoption in states would be required for the achievement or continuation of any state's accreditation. It is not possible to predict the impact of these activities on the company's insurance subsidiaries.
        RISK-BASED CAPITAL REQUIREMENTS. The NAIChas risk-based capital
("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. Under the formula, a company first determines its Authorized Control Level risk-based capital ("ACL") by taking into account
(i) the risk with respect to the insurer's assets; (ii) the risk of adverse insurance experience with respect to the insurer's liabilities and obligations; (iii) the interest rate risk with respect to the insurer's business; and (iv) all other business risk and such other relevant risks as are set forth in the RBC instructions. A company's "Total Adjusted Capital"
is the sum of statutory capital and surplus and such other items as the RBC instructions may provide. The formula is designed to allow state insurance regulators to identify potentially weak capitalized companies.
        The requirements provide for four different levels of regulatory attention. The "Company Action Level" is triggered if a company's Total
Adjusted Capital is less than 2.0 times its ACL, but greater than or equal to
1.5 times its ACL. At the Company Action Level, the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve the capital position. The "Regulatory Action Level" is triggered if a company's Total Adjusted Capital is less than 1.5 times but greater than or equal to 1.0 times its ACL. At the Regulatory
Action Level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The "Authorized Control Level" is triggered if a company's Total Adjusted Capital is less than 1.0 times but greater than or equal to 0.7 times its ACL, and the regulatory authority may take action it deems necessary, including placing the company under regulatory control. The "Mandatory Control Level" is triggered if a company's Total Adjusted Capital is less than 0.7 times its ACL, and the regulatory authority is mandated to
place the company under its control.
        As of December 31, 1996 American's and FBL's Total Adjusted Capital exceeded their respective ACL by more than 4.7 times.
        ASSESSMENTS AGAINST INSURERS. Under the guaranty fund laws of all states in which American or FBL, as the case may be, operate, insurers can be assessed for losses incurred by policyholders of insolvent insurance companies. At present, most guaranty fund laws provide for assessments based upon the amount of primary insurance underwritten in a given jurisdiction.
        FEDERAL REGULATION. Although the federal government generally does not directly regulate the insurance industry, federal initiatives often have an impact on the business. Congress and certain federal agencies are investigating the current condition of the insurance industry in the United States in order to decide whether some form of federal role in the regulation of insurance companies would be appropriate. It is not possible to predict the outcome of any such congressional activity or the potential effects thereof on the company.
Item 1. (c) (1) (ii)   New Products
____________________________________
        The company introduced various versions of deferred annuities during
1996.
Item 1. (c) (1) (iii)  Sources of Raw Materials
________________________________________________
        The company does not require any raw materials.
Item 1. (c) (1) (iv)  Patents, Trademarks, Franchises, Etc.
____________________________________________________________
        The company does not hold any patents, trademarks, licenses, franchises, or concessions which are materially important.
Item 1. (c) (1) (v)   Seasonal Nature of Business
__________________________________________________
        The company is not engaged in a seasonal business.
Item 1. (c) (1) (vi)   Working Capital Items
_____________________________________________
        Not applicable.
Item 1. (c) (1) (vii)  Dependence on Customers
_______________________________________________
        The company is not dependent on a single policyholder or a few policyholders where the loss of any one or more of whom would have an adverse effect on financial condition, operations, or cash flows of the company. See
Note 1 of Notes to Consolidated Financial Statements for a discussion of the company's dependence upon its agents.
Item 1. (c) (1) (viii)  Backlog of Orders
_________________________________________
        There is no backlog of orders with respect to the company.
Item 1. (c) (1) (ix) Portion(s) of Business Subject to Governmental Negotiations
______________________________________________________________________________
        There are no portions of the company's business which are subject to renegotiation or termination of governmental contracts.
Item 1. (c) (1) (x)  Competition in Registrant's Business
___________________________________________________________
        The insurance industry is highly competitive and the company competes with individual companies and with groups of affiliated companies with substantially greater financial resources, larger sales forces and more widespread agency and brokerage relationships. In addition, in marketing annuity products, the company competes with other life insurance companies as
well as financial institutions which market functionally competitive products.
        The company's marketing strategy is to provide products for the individual and business market through experienced, independent insurance agents and brokers licensed to sell life insurance. The company utilizes independent marketing agencies to recruit its agency force and also recruits agents directly through American Sales and TIM. The agents and representatives contracted to sell for the company currently number approximately 8,300.
        The company's agents and brokers also represent other insurance companies and sell policies which may compete with those of the company. The company believes it has been successful in attracting and retaining brokers and agents because it has been able to offer innovative products, competitive commission structures, prompt policy issuance and responsive policyholder service.
        In addition to competing with other life insurance companies, the company also competes with financial institutions, including banks and mutual funds, which market annuities and other retirement savings products and have substantially greater resources than the company. Competition from financial institutions may be increased as a result of a ruling by the United States Supreme Court on January 18, 1995 in the case of NATIONSBANK V. VALIC in which the Court concluded that for purposes of Section 92 of the National
Bank Act, annuities are investment products rather than insurance products and, therefore, federal banks can serve as agents for their customers in the purchase and sale of both fixed and variable annuities.
Item 1. (c) (1) (xi) Research and Development
_____________________________________________
        The company made no material expenditures with respect to research and development.
Item 1. (c) (1) (xii)  Environmental Issues
__________________________________________
        Subsurface assessments and research conducted beneath the parking lot of the company's former home office complex indicated the possible existence of underground storage tanks (USTs) and a level of contamination which could require remedial action. On December 12, 1996 the company entered into a contract to sell the former home office complex. Pursuant to the terms of the contract, the company disclosed the possible existence of the USTs and the contamination and agreed to reimburse the buyer for the costs associated with any remediation required by law to the extent the company would have been legally responsible for remediation as the owner on the date of the sale. The company does not believe that any required remedial action will result in any material capital expenditures.
Item 1. (c) (1) (xiii)  Numbers of Persons Employed
__________________________________________________
        On December 31, 1996, the company employed 148 persons. In addition, the company had approximately 8,300 agents who are paid on a commission basis.
Item 1. (d)  Foreign Operations
______________________________
        The company does not have any material operations in foreign countries nor does it derive a material portion of its revenue from customers in foreign countries.
ITEM 2.  PROPERTIES

        The company occupied its new home office complex in Topeka, Kansas during 1996. Total floor space in the building is approximately 105,000 square feet. Of that amount, the company occupies 61,000 square feet and leases the remainder. These facilities are believed adequate to meet the company's projected needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
        The company does not have any material legal proceedings pending against it.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
    The common stock of the company trades on the New York Stock Exchange under the symbol AMV. The following table shows the quarterly high and low sales price per share of common stock of the company as reported by the New York Stock Exchange:
                                                   COMMON
                                              High          Low
                                              ____          ____

      1996
         Fourth Quarter.................... 15 7\8         12 7\8
         Third Quarter..................... 15 5\8         13 3\8
         Second Quarter.................... 16 1\2         12 3\4
         First Quarter..................... 13 1\4         10 3\8

      1995
         Fourth Quarter.................... 11 7\8         10 7\8
         Third Quarter..................... 12 7\8         10 7\8
         Second Quarter.................... 11 5\8         10
         First Quarter..................... 10 3\4          9 1\4


    The company paid an annual dividend of 71\2 cents per share on April 13, 1995 and March 27, 1996, and quarterly dividends of 21\4 cents per share on June 14, September 16 and December 20, 1996. No dividends were paid in 1994.
    As of February 21, 1997, there were approximately 3,534 holders of record of the company's common stock.
    See Management's Discussion and Analysis of Liquidity and Capital Resources and Note 8 of the Notes to Consolidated Financial Statements for the statutory limitation on dividends payable from American and FBL under appropriate state law.

Item 6.  Selected Financial Data
___________________________________
                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

Following is a summary of selected financial data for each of the five years in the period ended December 31, 1996:
                                         (000's Omitted, except per share data)

                                      1996            1995        1994         1993          1992
Total Revenue <F1>              $   216,008        166,651     149,700      162,523       175,708
Earnings before income taxes
    and extraordinary item     $    31,388         25,129      19,286       26,755        17,318
Income tax expense                  10,257          8,530       5,593        8,564           118
Earnings before
    extraordinary item              21,131         16,599      13,693       18,191        17,200
Extraordinary item: Loss on
    early extinguishment of
    debt                              (269)           -          -           (213)         (382)
Net earnings                   $    20,862          16,599      13,693       17,978        16,818
Earnings per share of
    common stock:*
Primary:
    Earnings before
    extraordinary item         $      1.65            1.60        1.32         2.62          2.94
    Extraordinary item                (.02)           -          -           (.03)         (.07)
    Net earnings               $      1.63            1.60        1.32         2.59          2.87
Fully diluted:
    Earnings before
    extraordinary item         $      1.56            1.60        1.32         2.49          2.62
    Extraordinary item                (.02)           -          -           (.03)         (.06)
    Net earnings               $      1.54            1.60        1.32)        2.46          2.56
    Cash dividends per share
     of common stock           $     .1425<F2>         .075        -           -            -
Total Assets                   $ 3,345,475       2,476,204   2,260,021    2,114,696     2,090,136

Capitalization:

Convertible subordinated
    debentures                 $    65,000            -          -           -            -
Notes payable                         -             7,000        -           -          19,859
Stockholders' equity               204,347         174,445     104,196      100,345        49,463

Total Capitalization           $   269,347         181,445     104,196      100,345        69,322

<F1> Total revenue for the years 1996, 1995, 1994, 1993 and 1992 includes net investment
      gains of $7.9, $.2, $.8, $17.0 and $20.5 million, respectively.
<F2> Includes the 71\2 cents annual dividend for 1995 paid on March 27, 1996, and three
      quarterly dividends of 21\4 cents per share paid throughout 1996.

*Per share data for 1992 has been restated to give effect to a one-for-two and one half reverse stock split effective June 11, 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
    The company specializes in the sale of deferred annuity products. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of single premium immediate annuities (SPIAs) and flexible premium universal life insurance (FPULs) have accounted for virtually all remaining premiums received.
    The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on deferred annuities, SPIAs without life contingencies and FPULs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale.
Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
    The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DACamortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience.
If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature terminations.As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
    Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company reduced credited interest rates on its annuity products. Certain annuities issued by the company include a "bailout" feature which allows policyowners to withdraw their entire account balance without surrender charge for a period of 45 to 60 days following the initial determination of a renewal credited rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. As of December 31, 1996, approximately $256.7 million, or 11.8% of American's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on $254.6 million of this amount is 6% or less. As of that same date, approximately $18.7 million, or 3.8% of FBL's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $18.7 million is 5.5% or less, with $15.4 million at 5% or less. If the company reduces credited interest rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received.
In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. Management expects that withdrawals on the company's annuity contracts will increase as such contracts approach maturity. The company may not be able to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains (losses) and by the associated amortization of the deferred costs of policies produced and purchased. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains (losses)) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of deferred costs is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains, amortization of DAC and other components of profit on the company's operating earnings:

                                                           For the Year Ended December 31,
                                              1996                   1995                    1994
                                                          (dollars in millions)
                                                    (percent of average invested assets)
Average invested assets  <F1>      $ 2,534.0      100.0%   $1,992.7       100.0%    $ 1,862.3      100.0%
Insurance premiums and
  policy charges                  $    14.3         .56%    $   8.5         .43%      $  6.3         .34%
Net investment income <F2>             191.5       7.56      156.5         7.85       142.0          7.62
Net investment gains
    (losses), core <F3>                  3.7       .15        (.9)        (.04)        -              -
Policyholder benefits                (143.8)     (5.68)    (118.9)       (5.97)      (112.3)        (6.03)
Gross interest margin                  65.7       2.59       45.2          2.27        36.0           1.93
Associated amortization of
    deferred cost of:
    Policies produced                (13.9)      (.55)      (12.2)        (.61)       (8.8)          (.47)
    Policies purchased                (5.7)      (.22)          -            -            -            -
Net interest margin                    46.1       1.82       33.0          1.66       27.2            1.46
Net investment gains, other             4.2        .16        1.0           .05         .8            .04
Associated amortization of
    deferred cost of:
    Policies produced                 (1.3)        (.05)     (.2)         (.01)        (.2)          (.01)
    Policies purchased                 (.8)        (.03)        -           -            -            -
Net margin from investment
    gains, other                        2.1        .089       .8           .04          .6            .03
Total net margin                       48.2        1.90      33.8          1.70        27.8            1.49
Expenses, net                         (13.3)      (.52)     (8.6)         (.44)       (8.5)           (.46)
Operating earnings                     34.9        1.38     25.2           1.26       19.3            1.03
Interest expense                       (3.5)      (.14)       .1             -          -               -
Earnings before income taxes
    and extraordinary item             31.4       1.24      25.1          1.26        19.3             1.03
Income tax expense and
    extraordinary                     (10.2)     (.40)      (8.5)        (.43)        (5.6)           (.30)
Earnings before
    extraordinary item                 21.2       .84       16.6          .83         13.7              .73
Extraordinary item                     (.3)     (.02)          -            -           -                -
Net earnings                       $  20.9       .82%       $16.6          .83%      $ 13.7             .73%
Operating earnings                 $  34.9      1.38%       $25.2         1.26%     $  19.3            1.03%
Less: Net margin from
    investment gains, other            2.1      .098           .8          .04%          .6             .03%
Operating earnings
    excluding net margin from
    investment gains, other         $  32.8     1.29%       $24.4        1.22%        $ 18.7            1.00%

<F1> Average of cash, invested assets (before SFAS115 adjustment) and net amounts due
    to or from brokers on unsettled security trades at the beginning and end of period for 1995 and 1994 and time weighted for 1996 for acquisition of FBG effective April 1, 1996.
<F2> Net investment income is presented net of investment expense.
<F3> Includes realized and unrealized gains (losses) on trading securities and realized gains
   (losses) on convertible securities where the company has accepted lower current yields in anticipation of the equity performance of the underlying common stock.

RESULTS OF OPERATIONS
Years Ended December 31, 1996, 1995 and 1994

        INSURANCE PREMIUMS AND POLICY CHARGES increased $5.8 million, or 68%, to $14.3 from $8.5 million in 1995, due primarily to a $5.4 million increase in surrender charges received on increased surrenders of annuity policies. This increase results in large part to the acquisition of FBG. This follows an increase of $2.2 million, or 35%, to $8.5 million in 1995 from $6.3 million in 1994. The 1995 increase again attributable to increased surrender charges received on increased surrenders of annuity policies.
        NET INVESTMENT INCOME increased $35.0 million, or 22%, to $191.5 million from $156.5 million in 1995. This increase resulted from an increase in average invested assets from $1,992.7 million in 1995 to $2,534.0 million in 1996 partially offset by a decrease in the average yield on invested assets from 7.9% in 1995 to 7.6% in 1996. Net investment income increased $14.5 million, or 10%, to $156.5 million in 1995 from $142.0 million in 1994. This increase resulted from both an increase in average invested assets from $1,862.3 million in 1994 to $1,992.7 million in 1995, and an increase in the average yield on invested assets from 7.6% in 1994 to 7.9% in 1995. Yields in each of the above years were impacted by the returns on the company's investment in investment partnerships. These partnerships form a fund of funds totaling $18.4 million on December 31, 1996, which is structured in an attempt to consistently provide returns in excess of the Standard & Poor's (S&P) 500 over time without regard to the general direction of financial markets. This fund generated income of $2.1 million and $3.6 million in 1996 and 1995, respectively and a loss of $1.9 million in 1994.
        NET INVESTMENT GAINS increased $7.8 million to $7.9 million in 1996 from $.1 million in 1995. This follows a $.7 million decrease in 1995 from $.8 million in 1994. Gains and losses may be realized on securities which are disposed of for various reasons. The net gains realized in 1996 are the result of general portfolio management. The gain reported in 1995 is the net of a gain of $2.2 million resulting from the release of the allowance for credit losses that was first established in 1989, writedowns in the amount of $1.0 million on securities deemed to have an other than temporary diminution in value, and losses of $1.0 million on securities sold for tax purposes which can be carried back against capital gains realized in 1992. The decision to realize gains or losses lies to a great degree in management's discretion. Unrealized gains (losses) in the company's bond portfolio were $46.7 million, $96.8 million and ($105.6) million as of December 31, 1996, 1995 and 1994, respectively. For a summary of net investment gains (losses) see Note 2 of Notes to Consolidated Financial Statements.
        OTHER REVENUE increased $.8 million, or 53%, to $2.3 million in 1996 from $1.5 million in 1995. This increase is the result of commission income received by TIM and AIMCOR. Other revenue increased $.9 million to $1.5 million in 1995 from $.6 million in 1994. The 1995 increase resulted from a gain of $.7 million recognized on the sale of one of the company's subsidiaries, Omni-Tech Medical, Inc., and a $.3 million increase in that subsidiary's sales.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $24.9 million, or 21%, to $143.8 million in 1996, from $118.9 million in 1995. This increase results primarily from an increase in annuity liabilities to $2,858.6 million on December 31, 1996, from $2,082.0 million on December 31, 1995. This was partially offset by a decrease in the interest rate credited on those liabilities to 5.7% in 1996 from 6.0% in 1995. Both the increase in annuity liabilities and the decrease in the interest rate credited on those liabilities are largely due to the acquisition of FBG. In 1995, this expense increased $6.6 million, to $118.9 million from $112.3 million in 1994. This increase resulted primarily from an increase in annuity liabilities to $2,082.0 million on December 31, 1995 from $1,971.6 million on December 31, 1994.
        AMORTIZATION OF DEFERRED COST OF POLICIES PRODUCED increased $2.8 million, or 23%, to $15.2 million in 1996 from $12.4 million in 1995. Amortization associated with gross interest margin increased $1.8 million to $13.9 million in 1996 from $12.1 million in 1995. Amortization associated with investment gains increased $1.1 million with expense of $1.3 million on gains of $4.2 million in 1996, compared with expense of $.2 million on gains of $1.0 million in 1995. Amortization of deferred cost of policies produced increased $3.4 million, or 38%, to $12.4 million from $9.0 million in 1994. Amortization associated with gross interest margin increased $3.3 million to $12.1 million in 1995 from $8.8 million in 1994. Amortization associated with investment gains was unchanged with expense of $.2 million on gains of $1.0 million in 1995, compared with expense of $.2 million on gains of $.8 million in 1994. Acquisition costs incurred in 1996 and deferred into future periods were $41.4 million, compared with $34.8 million in 1995 and $25.8 million in 1994.
        AMORTIZATION OF DEFERRED COST OF POLICIES PURCHASED of $6.5 million in 1996 represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG. There was no similar expense in either 1995 or 1994.
        GENERAL INSURANCE EXPENSES increased $4.2 million, or 50%, to $12.6 million in 1996 from $8.4 million in 1995. This increase is due primarily to the acquisition of FBG. This follows an increase of $.8 million, or 11%, to $8.4 million in 1995 from $7.6 million in 1994. The increase in 1995 can be attributed to increases in business activity and assets under management.
        PREMIUM AND OTHER TAXES, LICENSES AND FEES increased $1.1 million, or 69%, to $2.7 million in 1996 from $1.6 million in 1995. This increase is largely due to the acquisition of FBG. This follows an increase of $.3 million to $1.6 million in 1995 from $1.3 million in 1994.
        INTEREST EXPENSE increased $3.4 million to $3.5 million in 1996 from $.1 million in 1995. This increase reflects the interest on both the $35.0 million financing for the acquisition of FBG and the $65.0 million of convertible debentures issued in July, 1996, a portion of which was used to repay the $35.0 million of bank debt.
        INCOME TAX EXPENSE increased $1.8 million to $10.3 million in 1996 from $8.5 million in 1995. This follows a $2.9 million increase in 1995 from $5.6 million in 1994. Taxes were provided at an effective rate of 33%, 34% and 29% in 1996, 1995 and 1994, respectively. For additional information on income taxes see Note 11 of Notes to Consolidated Financial Statements.
        EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT represents the write-off of unamortized costs capitalized under the company's debt agreement that was paid in full on July 12, 1996.
LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of its insurance subsidiaries. The company's primary cash requirements are to pay operating expenses, stockholder dividends and debt service.
        As a holding company, the company relies on funds received from American and FBL to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas and Florida generally limit the ability of American and FBL to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by it's insurance subsidiaries be approved by the Insurance Commissioner of the state of domicile.
        The liquidity requirements of American and FBL are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of the company's consolidated statements of cash flows, financing activities include premiums received from sales of deferred annuities, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the years ended December 31, 1996, 1995 and 1994, was ($8.4) million, ($7.6) million and $26.6 million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in 1996 resulted primarily from a $95.1 million increase in surrender and death benefits paid from $372.2 million (approximately 17.3% of beginning reserves for future policy benefits) to $467.3 million (approximately 20.7% of beginning reserves for future policy benefits) along with a $88.8 million increase in premiums received from $357.7 million to $446.5 million. The decrease in net cash provided by annuity contracts without life contingencies in 1995 resulted primarily from a $125.6 million increase in surrender and death benefits paid from $246.6 million (approximately 11.5% of beginning reserves for future policy benefits) to $372.2 million, (approximately 17.3% of beginning reserves for future policy benefits) along with a $89.9 million increase in premiums received from $267.8 million to $357.7 million.
        Net cash provided by the company's operating activities was $172.7 million, $154.9 million and $130.5 million in 1996, 1995 and 1994, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments with maturities of less than one year (8%, 5% and 3% as of December 31, 1996, 1995 and 1994, respectively). The weighted average duration of the company's investment portfolio was 4.6 years as of December 31, 1996.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. The company has met its capital needs and those of American through several different sources including bank borrowing, the issuance of convertible debentures and the sale of both preferred and common stock.
        As of December 31, 1996, the company owned bonds of 4 issuers in amounts exceeding 10% of stockholders' equity. The carrying value of such bonds was $119.7 million which represented 4.5% of the company's invested assets. See Note 2 of Notes to Consolidated Financial Statements. A default by any one of these issuers could materially adversely affect the results of operations and financial condition of the company.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 13 of Notes to Consolidated Financial Statements.
        REINSURANCE. American and Employers Reassurance Corporation (ERC) are parties to a reinsurance agreement under which American ceded 90% of the risk on its SPWL policies written prior to 1989 on a coinsurance basis. Under the terms of the agreement, American continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, American receives a fee from the reinsurer for administering such policies. If ERCwere to become insolvent, American would re main responsible for the payment of all policy liabilities. As of December
31, 1996 and 1995, American had amounts receivable resulting from this agreement of $140.5 million and $145.0 million, respectively.
        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. Under the terms of the agreement, FBL continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services FBLreceives a fee from the reinsurer for administering such policies. If PLI were to become insolvent, FBL would remain responsible for the payment of all policy liabilities. As of December 31, 1996, FBL had amounts receivable resulting from this agreement of $99.3 million.
        In addition, the company is a party to two assumption reinsurance agreements with other reinsurers. See Item 1. (c)(l) Business Done and Intended to be Done-Other Insurance Products.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities no longer protected by surrender charges increase.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                                                Page Number
Independent Auditors' Report                                            29
Consolidated Balance Sheets - as of December 31,
1996 and 1995                                                        30-31
Consolidated Statements of Earnings - for the years
ended December 31, 1996, 1995 and 1994                                  32
Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1996, 1995 and
 1994                                                                    33
Consolidated Statements of Cash Flows - for the
years ended December 31, 1996, 1995 and 1994                          34-35
Notes to Consolidated Financial Statements - for the
years ended December 31, 1996, 1995 and 1994                          36-59

INDEPENDENT AUDITORS' REPORT
_____________________________





To the Board of Directors and Shareholders of AmVestors Financial Corporation
Topeka, Kansas

        We have audited the accompanying consolidated balance sheets of AmVestors Financial Corporation and subsidiaries (the company) as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of AmVestors Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP

Kansas City, Missouri
February 28, 1997

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)

                                                                       As of December 31,
ASSETS                                                              1996        1995
______________________________________________________________________________________

Investments:
    Debt securities:
      Bonds:
        Available-for-sale (cost: $2,547,658 and
         $1,947,777)                                            $2,594,293   2,044,606
        Trading (cost: $12,198 and $1,489)                          12,291       1,485
                                                                 2,606,584   2,046,091
    Equity securities:
      Common stock:
        Available-for-sale (cost: $1,396 and $1,047)                 2,440       1,181
      Preferred stock:
        Available-for-sale (cost: $27,742 and $7,566)               30,694       7,733
        Trading (cost: $2,516 and $619)                                       2,539629
                                                                    35,673       9,543
    Other long-term investments                                     41,152      39,491
    Short-term investments                                             371         436

        Total investments                                        2,683,780   2,095,561

Cash and cash equivalents                                          132,574      48,281
Accounts receivable (net of allowance for uncollectible
    accounts of $840 and $739)                                       1,051         454
Amounts receivable under reinsurance agreements                    241,458     146,618
Amounts receivable on securities settlements in process              1,937      10,873
Accrued investment income                                           36,676      29,357
Deferred cost of policies produced                                 175,837     140,476
Deferred cost of policies purchased
Other assets                                                        32,297       4,584
        Total assets                                            $3,345,475   2,476,204

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (000's Omitted)

                                                                As of December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1996          1995
Liabilities:

    Policy liabilities:
      Future policy benefits ...........................   $ 3,037,005      2,259,028
      Other policy liabilities ...........................       6,709          7,312

                                                              3,043,714     2,266,340

    Subordinated debentures payable ....................         65,000             -
    Notes payable ..........................................          -         7,000
    Amounts due on securities settlements in process .....       11,301         1,438
    Deferred income taxes .................................      13,302        22,901
    Accrued expenses and other liabilities ................       7,811         4,080
                   Total liabilities ....................     3,141,128     2,301,759
 Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, authorized -
      2,000,000 shares ..................................             -            -
    Common stock, no par value, authorized -
      25,000,000 shares; issued - 13,167,372
       shares in 1996 and 10,140,738 shares in 1995 .......       16,755        12,904
    Paid in capital ......................................        98,678        64,284
    Unrealized investment gains (net of deferred cost of
      policies produced amortization expense of $18,175
      and $27,327 and net of deferred cost of policies
      purchased amortization expense of $5,112 and $0 and
      deferred income tax expense of $9,643 and $24,431) ....     17,701        45,372
    Retained earnings ......................................      73,949        54,714

                                                                 207,083       177,274
    Less treasury stock ...............................             (234)            -
    Less leveraged employee stock ownership trust
      (LESOP) .......................................... .        (2,502)       (2,829)
                  Total stockholders' equity .............       204,347       174,445
                  Total liabilities and stockholders' equity $ 3,345,475     2,476,204

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (000's Omitted, except per share data)

                                               For the Year Ended December 31,
                                                     1996        1995        1994
Revenue:
    Insurance premiums and policy charges       $  14,312        8,500       6,331
    Net investment income                         191,475      156,510     142,009
    Net investment gains (losses)                   7,936          156         803
    Other revenue                                   2,285        1,485         557
     Total revenue                                216,008      166,651     149,700
Benefits and expenses:
    Benefits, claims and interest credited
    to policyholders                              143,794      118,886     112,310
    Amortization of deferred cost of policies
   produced                                        15,241       12,365       9,026
    Amortization of deferred cost of policies
     purchased                                      6,523           -           -
    General insurance expenses                     12,627        8,370       7,587
    Premium and other taxes, licenses and
     fees                                           2,687       1,603       1,252
    Other expenses                                    228          221         239
    Total benefits and expenses                   181,100      141,445     130,414
Operating earnings                                 34,908       25,206      19,286
Interest expense                                    3,520           77           -
Earnings before income tax expense and
  extraordinary item                               31,388       25,129      19,286
Income tax expense                                 10,257        8,530       5,593
Earnings before extraordinary item                 21,131       16,599      13,693
Extraordinary item: Loss on early
    extinguishment of debt (net of income tax
    benefit of $148)                                 (269)          -           -
Net earnings                                    $  20,862       16,599      13,693
Earnings per share of common stock:

    Primary:
    Earnings before extraordinary item          $    1.65        1.60        1.32
    Extraordinary item                              (.02)           -           -
    Net earnings                                $    1.63        1.60        1.32
    Fully diluted:
    Earnings before extraordinary item          $    1.56        1.60        1.32
    Extraordinary item                               (.02)          -           -
    Net earnings                                $    1.54        1.60        1.32
Average shares outstanding:

    Primary                                        12,832       10,354      10,341
    Fully diluted                                  14,697       10,404      10,341

See notes to consolidated financial statements.

           AMVESTORS AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (000's Omitted, except share and per share data)

                                                                  Unrealized
                                                                 Investment
                                         Common     Paid-in         Gains         Retained      Treasury
                                         Stock      Capital        (Losses)      Earnings      Stock         LESOP       Total
Balance as of January 1, 1994.          $ 12,907       64,612           1,064      25,183         -        (3,421)    100,345
Net earnings                                   -           -              -        13,693         -           -        13,693
Cumulative effect of adoption
  of SFAS115                                   -           -           19,613         -           -           -        19,613
Change in unrealized invest-
  ment gains (losses)                          -           -          (28,490)        -           -           -       (28,490)
Remaining offering costs                       -          (135)           -           -           -          --          (135)
Redemption of stockholder
  rights plan                                  -          (101)          --          --           -           -          (101)
Issuance of common stock:
 upon exercise of options                       28         143(1)         -           -           -           -           171
Purchase of treasury stock                     -           -             --           -        (1,186)        -        (1,186)
Retirement of treasury stock                  (166)     (1,020)           -          --         1,186         -           -
Allocation of LESOP shares                     -           -              -           -           -           286         286

Balance December 31, 1994                   12,769      63,499         (7,813)     38,876         -        (3,135)    104,196
Net earnings                                   -           -              -        16,599         -           -        16,599
Change in unrealized invest-
  ment gains (losses)                          -           -           53,185         -           -           -        53,185
Cash dividends to stockholders
  ($.075 per share on common
  stock)                                       -           -              -          (761)        -          --          (761)
Issuance of common stock:
  upon exercise of options                     135         785(1)         -           -           -           -           920
Allocation of LESOP shares                     -           -              -           -           -           306         306
Balance as of December 31,
 1995                                      12,904      64,284         45,372      54,714         -        (2,829)    174,445

Net earnings                                   -           -              -        20,862         -           -        20,862
Change in unrealized invest-
  ment gains (losses)                          -           -          (27,671)       --           -           -       (27,671)
Cash dividends to stockholders
  ($.1425 per share on common
  stock)                                       -           -              -        (1,627)        -           -        (1,627)
Issuance of common stock:
 upon acquisition of company                 3,464      28,865            -          --           -           -        32,329
 upon exercise of options                      387     585<F1>            -           -           -           -           972
Issuance of warrants:
  upon acquisition of company                  -         5,201            -           -           -          --         5,201
Purchase of warrants                           -          (257)           -           -          --          --          (257)
Acquisition of treasury shares                 -           -              -          --          (234)        -          (234)
Allocation of LESOP shares                     -           -              -          --           -           327         327

Balance as of December 31,
 1996                                    $ 16,755      98,678         17,701      73,949        (234)     (2,502)    204,347

<F1> Net of income tax benefit of $242, $129 and $10 for the years ended
December 31, 1996, 1995 and 1994, respectively.

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                         (000's Omitted)
                                                    For the Year Ended December 31,
                                               _________________________________________
                                                       1996        1995      1994
Operating Activities:
    Net earnings                                    $  20,862       16,599       13,693
    Adjustments to reconcile net earnings to net
        cash provided by (used in) operating
       activities:
      Interest credited to policyholders              145,577      121,182      114,871
      Amortization of (discounts) premiums
       on debt securities, net                             27       (1,561)      (2,347)
      Amortization of deferred cost of policies
       produced                                        15,241       12,365        9,026
      Amortization of deferred cost of policies
        purchased                                       6,523            -           -
      Net investment (gains) losses                    (7,936)        (156)        (803)
      Investment trading activity                     (11,989)      (3,001)          -
      Accrued investment income                            53          (61)      (2,752)
      Deferred income taxes                             3,688        6,990          650
      Other, net                                          623        2,538       (1,829)
     Net cash provided by operating
      activities                                      172,669      154,895      130,509
Investing Activities:
    Purchases of securities:
     Held-to-maturity                                     -         (5,052)    (242,464)
     Available-for-sale                              (878,871)    (343,322)    (332,647)
    Proceeds from sale of securities:
     Held-to-maturity                                     -            -          8,302
     Available-for-sale                               642,256      140,742      319,846
    Proceeds from maturity or redemption:
     Held-to-maturity                                     -         26,303       35,375
     Available-for-sale                               141,209       85,767       86,973
    Other long-term investments, net                    4,570       19,271      (20,215)
    Short-term investments, net                            83           83        1,392
    Capitalization of deferred cost of policies
      produced                                        (41,449)     (34,775)     (25,750)
    Acquisition, net of cash received                  (2,314)         -            -
    Construction of home office                       (10,516)      (1,525)         -
    Other, net                                             75         (216)        (413)
     Net cash used in investing activities           (144,957)    (112,724)    (169,601)
Financing Activities:
    Premiums received                                 446,455      357,705      267,802
    Surrender and death benefits paid                (467,304)    (372,234)    (246,632)
    Surrender and risk charges collected               12,416        6,971        5,409
    Securities settlements in process                  18,798       (8,804)         573
    Acquisition of treasury stock                        (234)         -            -
    Cash dividends to stockholders                     (1,627)        (761)         -
    Issuance of common stock                              730          791          161
    Purchase of warrants                                 (257)           -          -
    Notes payable                                     (22,500)       7,000          -
    Subordinated debentures payable                    65,000          -            -
    Other, net                                          5,104        4,821          618
     Net cash provided by (used in)
     financing activities                              56,581       (4,511)      27,931
 Increase (Decrease) in Cash and Cash Equivalents      84,293       37,660      (11,161)
Cash and Cash Equivalents:
    Beginning of year                                  48,281       10,621       21,782
    End of year                                     $ 132,574       48,281       10,621

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase (Decrease) in Cash and Cash Equivalents

                                                          (000's Omitted)
                                                  For the Year Ended December 31,
                                         _________________________________________

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:       1996      1995       1994
    Income tax payments (refunds)                 $   4,158     (1,507)    6,150
    Interest payments                             $   1,428         43        -
                                                         (000's Omitted)
                                                   For the Year Ended December 31,
                                             _________________________________________

NON-CASH ACTIVITIES:                                    1996      1995      1994
    Change in net unrealized investment gains
     (losses)                                     $ (46,498)   111,035   (56,823)

    Less: Associated (increase) reduction in
          amortization of deferred cost of policies
           Produced                                   9,152    (30,803)    16,221
          Purchased                                  (5,112)        -          -

          Deferred income tax (expense) benefit      14,787     (27,047)   13,177
    Net change in net unrealized gains (losses)   $ (27,671)     53,185   (27,425)

    Details of acquisition:
     Fair value of assets acquired                $ 722,388           -        -
     Liabilities assumed                           (673,611)          -        -
     Common stock and warrants issued               (37,531)          -        -
     Cash paid                                       11,246           -        -
     Less: Cash acquired                            (8,932)           -        -
     Net cash paid for acquisition               $   2,314            -        -
   Investing activities:
     Purchase of securities:
       Available-for-sale                         $ 56,473            -        -
     Sales of securities:
       Available-for-sale                         $ 56,473           -         -

    The above represents transactions involving the exchange of one security for another. For additional information see Note 2 of Notes to Consolidated Financial Statements.

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 1996, 1995 and 1994

1.  Summary of Significant Accounting Policies:
_______________________________________________

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of AmVestors and its wholly-
        owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors CBO II, Inc. (CBO II), AmVestors Investment Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company (FBL), The Insurance Mart, Inc. (TIM), and Rainbow Card Pack Publication, Inc. (RBCP), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  INVESTMENTS:

        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value, are carried at estimated net realizable value. Debt securities available-for-sale are carried at estimated market value, with any unrealized gains (losses) recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated net realizable value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of net realizable value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        Investments in common and preferred stock are carried at market, with unrealized gains (losses) recorded in stockholders' equity for securities available-for-sale.
        Investments in debt and equity securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market. Unrealized gains (losses) are included currently in the results of earnings.
        The cost of securities sold is determined on a specific identification basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partner's estimated market value with any unrealized gains or (losses) recorded in net investment income.
C.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

___________________________________________________________
        The carrying values and estimated fair values of the company's financial instruments as of December 31, 1996, and December 31, 1995, were as follows:

                                                                        (000's Omitted)
                                                                   1996             1995
                                                                 __________       __________
                                                        Carrying       Fair       Carrying      Fair
                                                         Value        Value        Value        Value
________________________________________________________________   __________   __________   __________
    Assets:
          Debt securities ..........................   $2,606,584    2,606,584    2,046,091  2,046,091
          Equity securities ........................      35,673       35,673        9,543      9,543
          Other long-term investments .............       41,152       41,176       39,491     39,546
          Short-term investments ...................         371          371          436        436
          Cash and cash equivalents ...............      132,574      132,574       48,281     48,281
          Accounts receivable on
           securities settlements in
            process ................................       1,937        1,937       10,873      10,873
          Accounts receivable and
           accrued investment income .................     37,727       37,727       29,811     29,811
    Liabilities:
          Future policy benefits -
           investment contracts .......................  2,767,326   2,583,902    2,022,653  1,900,895
          Other policy liabilities ..................        6,709        6,709        7,312     7,312
          Subordinated debentures
           payable .....................................    65,000       65,325           -         -
          Notes payable ...............................         -           -          7,000     7,000
          Amounts due on securities
           settlements in process ...................       11,301       11,301        1,438     1,438
          Accrued expenses and other
           liabilities ..............................        7,811        7,811        4,080     4,080

        DEBT SECURITIES - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
        EQUITY SECURITIES - Fair value equals the carrying value as these securities are carried at quoted market value.
        OTHER LONG-TERM INVESTMENTS - For certain homogeneous categories of mortgage loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. Fair value of policy loans and other long-term investments is estimated to approximate the assets' carrying value.
        SHORT-TERM INVESTMENTS AND CASH AND CASH EQUIVALENTS - The carrying amounts reported in the balance sheet approximate the assets' fair value.
        AMOUNTS RECEIVABLE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this asset.
        ACCOUNTS RECEIVABLE AND ACCRUED INVESTMENT INCOME - The carrying amounts reported in the balance sheet for these assets approximate fair value.
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was c alculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.

___________________________________________________________
        SUBORDINATED DEBENTURES PAYABLE - The fair value of the company's debentures is based on a dealer quote.
        NOTES PAYABLE - The fair value of the company's note payable has been estimated to be an amount equal to the balance reported in the balance sheet.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
D. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed nationwide through a network of independent agents licensed in 47 states, the District of Columbia and the U.S. Virgin Islands. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 2% of annuity sales in 1996, and the top twenty individual agents accounted for approximately 18% of 1996 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings.
E.  DEFERRED COST OF POLICIES PRODUCED:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
___________________________________________________________
        Net investment gains realized in 1996, 1995 and 1994 resulted in the company experiencing investment margins greater than those estimated. As a result, $3,691,731, $3,902 and $203,940 of the unamortized balance of deferred policy acquisition costs were expensed in 1996, 1995 and 1994, respectively. The amount charged off is based on actual gross profits earned to date in relation to total gross profits expected to be earned over the life of the related contracts.
        Estimates of the expected gross profits to be realized in future years include the anticipated yield on investments. Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
F.  DEFERRED COST OF POLICIES PURCHASED:
        At the date of acquisition of a company, a portion of the purchase price is allocated to the right to receive future cash flows from the existing insurance contracts. The amount allocated represents the present value of the projected future cash flows from the acquired policies. These projections take into account mortality, surrenders, operating expenses, investment yields on the investments held to back the policy liabilities and other factors known or expected at the valuation date based on the judgment of management.
        The deferred cost of policies purchased is amortized in relation to the incidence of expected cash flows over the expected life of the policies. If it is determined that the present value of future cash flows is insufficient to recover the deferred cost of policies purchased, its carrying value will be reduced with a corresponding charge to earnings.
G.  GOODWILL:
        Goodwill represents the excess of the amount paid to acquire a company over the fair value of the net assets acquired. This balance is amortized on a straight-line basis over a 30-year period. If it is determined through an estimate of future cash flows that the goodwill has been impaired, its carrying value will be reduced with a corresponding charge to earnings.
H.  FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\4% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
I.  PARTICIPATING POLICIES:
        The company issued participating policies on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
J.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 5 to 8 years.
___________________________________________________________
K.  INCOME TAXES:
        The company and its subsidiaries prepare and file their income tax returns on a consolidated basis.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
L.  EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible debentures outstanding with applicable reduction in interest expense related to the debentures.
M.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts and other securities with original maturities of three months or less.
N.  NEW ACCOUNTING STANDARDS:
        Effective January 1, 1996, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long Lived Assets." This statement establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The adoption did not have a material affect on its consolidated financial statements.
        Effective January 1, 1996, the company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This statement requires increased disclosure of compensation expense arising from stock compensation plans. The Statement encourages rather than requires companies to adopt a new method of accounting that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted to continue accounting under APB Opinion No. 25 which requires compensation cost be recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The company has elected to continue to apply APB Opinion No. 25 in its consolidated financial statements and has disclosed pro forma net income and earnings per share in Note 8 of Notes to Consolidated Financial Statements, determined as if the new method were applied.
        Effective for transfer and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" establishes accounting and reporting standards based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. The company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.
O.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform prior years' financial statements to the December 31, 1996 presentation.

2. Investments:
_________________
A summary of net investment income and net investment gains (losses) follows:

                                                           (000's Omitted)
                                                 For the Year Ended December 31,
                                                      1996     1995     1994
Net investment income:
Debt securities ................................. $184,758    148,040  1,42,469
Equity securities................................   1,496      1,158         50
Other long-term investments ....................    5,271      8,032        486
Short-term investments .........................    2,599      1,612        830
                                                  194,124    158,842    143,835
Less investment expenses .......................    2,649      2,332      1,826
Net investment income .........................   $191,475   156,510    142,009
Net investment gains (losses):
 Realized investment gains (losses):
    Debt securities, available-for-sale.......... $  6,526    (1,141)     (465)
    Debt securities, held-to-maturity............       -       303       (56)
    Debt securities, trading.....................     193        72        -
    Equity securities, available-for-sale........     995       644     1,323
    Equity securities, trading..................      502      (960)        -
    Other......................................      (390)    1,232         1
Net realized investment gains (losses).........     7,826       150       803
 Unrealized investment gains (losses):
    Debt securities, trading.................          97        (4)         -
    Equity securities, trading.................        13        10          -
Net unrealized investment gains (losses).........     110         6          -
Net investment gains (losses)..............        $7,936       156        803

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

______________________________
        The maturity of the company's debt and equity securities portfolio as of December 31, 1996 was as follows:
                                                  (000's Omitted)
                                               As of December 31, 1996
                                        ______________________________________

                                    Available-for-Sale           Trading
                                                                      Estimated
                                   Amortized     Market      Amortized   Market
                                      Cost        Value         Cost      Value
Debt securities:
 One year or less                 $   46,575       46,891          -         -
 Two years through five years        520,055      534,620        2,142    2,118
 Six years through ten years       1,431,006    1,457,212        8,476    8,594
 Eleven years and after              550,022      555,570        1,580    1,579
                                   2,547,658    2,594,293       12,198   12,291
Equity securities                     29,138       33,134        2,516    2,539
                                  $2,576,796    2,627,427       14,714   14,830

        These tables include the maturities of mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        The amortized cost, estimated market value and unrealized market gains and losses of debt and equity securities as of December 31, 1996 and 1995, were as follows:
                                               (000's Omitted)
                                                                     Estimated
                                Amortized    Unrealized   Unrealized     Market
                                   Cost         Gains       Losses        Value
     December 31, 1996

Bonds available-for-sale:
  Corporate debt obligations
  Investment grade               $1,589,336       38,980     8,831    1,619,485
  High-yield                        129,510        3,546       821      132,235
                                  1,718,846       42,526     9,652    1,751,720
  U.S. Treasury obligations          44,520          246       437       44,329
  Mortgage-backed securities
  Investment grade                  778,615       18,216     2,561      794,270
  High-yield                          5,677           -      1,703        3,974
   Bonds available-for-sale       2,547,658       60,988    14,353    2,594,293
Bonds trading:
  Corporate debt obligations
  Investment grade                    8,824           90        57        8,857
  High-yield                          3,374           84        24        3,434
   Bonds trading                     12,198          174        81       12,291
  Total bonds                     2,559,856       61,162    14,434    2,606,584
Equity securities                    31,654        4,430       411       35,673
                                 $2,591,510       65,592     4,845    2,642,257

_____________________________
                                                   (000's Omitted)
                                                                      Estimated
                                 Amortized     Unrealized   Unrealized  Market
                                  Costs          Gains        Losses    Value
    December 31, 1995
    __________________
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade ......... $1,076,873         63,321      724     1,139,470
  High-yield ...............    147,878          5,468    1,810       151,536
                              1,224,751         68,789    2,534     1,291,006
  U.S. Treasury obligations      51,743            942       21        52,664
  Mortgage-backed securities
  Investment grade .........    661,652         32,062        1       693,713
  High-Yield ...............      9,631            -      2,408         7,223
  Bonds available-for-sale .  1,947,777        101,793    4,964     2,044,606
Bonds trading:
  Corporate debt obligations
  Investment grade .........        458            -          7           451
  High-yield ...............      1,031              5        2         1,034
   Bonds trading ...........      1,489              5        9         1,485
   Total bonds .............  1,949,266        101,798    4,973     2,046,091
  Equity securities ........      9,232            614      303         9,543
                             $1,958,498        102,412    5,276     2,055,634
         The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:
                                             (000's Omitted)
                                         Accumulated                Estimated
                             Original       Write       Carrying      Market
                          Cost              Downs         Value        Value
December 31, 1996       $ 7,545            7,545             -           -
December 31, 1995       $ 7,545            7,545             -           -

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

____________________________

        The amortized cost, estimated market value and unrealized market gains (losses) by type of mortgage-backed security as of December 31, 1996 and 1995 were as follows:


                                                         (000's Omitted)
                                                                               Estimated
                                                Amortized Unrealized Unrealized Market
December 31, 1996                                  Cost     Gains     Losses    Value
Government agency mortgage-backed securities:
Planned amortization classes and accretion
directed classes .............                   $     23        2       -        25
Total government agency
mortgage-backed securities ...                         23        2       -         25
Government sponsored enterprise
mortgage-backed securities:
Planned amortization classes .                    488,496   13,569     1,400   500,665
Targeted amortization classes and
accretion directed classes ...                     27,596      673       -      28,269

Sequential classes ...........                      8,883      194       -       9,077
Pass-throughs ................                      2,712       31         1     2,742
Total government-sponsored enterprise
mortgage-backed securities ...                    527,687   14,467     1,401   540,753
Other mortgage-backed securities:
Planned amortization classes .                     13,025      163       -      13,188
Sequential classes ...........                    204,193    3,054     1,160   206,087
Pass-throughs ................                          9      -         -           9
Subordinated classes .........                     39,355      530     1,703    38,182
Total other mortgage-backed securities            256,582    3,747     2,863   257,466
Total mortgage-backed securities                 $784,292   18,216     4,264   798,244

___________________________

                                                           (000's Omitted)
                                                                            Estimated
                                        Amortized  Unrealized  Unrealized     Market
             December 31, 1995            Cost        Gains      Losses       Value
Government agency mortgage-backed
securities:
        Planned amortization classes
and accretion
   directed classes ..........         $ 71,164        1,823        -       72,987
        Targeted amortization classes
         and
         accretion directed classes       7,833          360        -        8,193
        Pass-throughs ........               32            3        -           35
             Total government agency
            mortgage-backed securities   79,029        2,186        -       81,215
Government sponsored enterprise
 mortgage-backed securities:
        Planned amortization classes    403,359       23,750        -      427,109
        Sequential classes ...           19,546        1,405        -       20,951
        Pass-throughs ........            3,258           21        -        3,279
           Total government sponsored
            enterprise
            mortgage-backed securities  426,163       25,176         -      451,339
Other mortgage-backed securities:
        Planned amortization classes     18,574          172        -       18,746
        Sequential classes ...          134,245        4,484         1     138,728
        Pass-throughs ........               11          -          -           11
        Subordinated classes .           13,261           44      2,408     10,897
           Total other mortgage-
              backed securities         166,091        4,700      2,409    168,382
Total mortgage-backed securities       $671,283       32,062      2,409    700,936


        Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securitie s and sequential classes, which comprised 27.5% and 23.4% of the carrying value of the company's mortgage-backed securities as of December 31, 1996 and 1995, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consists of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches (support classes) of the mortgage-backed security. PAC, TAC and ADsecurities comprised 67.5% and 74.6% of the carrying value of the company's mortgage-backed securities as of December 31, 1996 and 1995, respectively.
        As of December 31, 1996, 67.3% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 75.3% as of December 31, 1995. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of seven issues, with a carrying value of $26,799,287 as of December 31, 1996, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.

___________________________

        The following investments held as of December 31, 1996, exceeded ten percent of stockholders' equity:
                                                         (000's Omitted)
                                                      As of December 31,
                                         Amortized Estimated Amortized Estimated
                                            Value    Market     Value  Market

10% of Stockholders' Equity .........       $20,435   17,444
Bonds:
Columbia/HCA Healthcare Corp,
various interest
 rates and due dates through 2005 ...      $24,164   24,993
FNMA94 83 B, 7.5%, due 7-2003 .......                         19,197  20,598
Goldman Sachs Group, various
interest rates
 and due dates through 2003 .........       21,093   21,098
LA County Pension Oblig, various
interest
 rates and due dates through 2005 ...       18,633   20,675
Quebec Province CDA, various
interest rates
 and due dates through 2007 .........       24,821   25,737   20,199 21,923
Racers 1996 C12-7, 0%,
 due 01-2009 ........................       48,142   47,911

        The amounts shown as "estimated market" are primarily based on quotations obtained from independent sources such as broker dealers who make markets in similar securities. Unless representative trades of securities actually occur at the balance sheet date, these quotes are generally estimates of market value based on an evaluation of appropriate factors such as institution-size trading in similar securities, yield, credit quality, coupon rate, maturity, type of issue and other market data. Losses are recogni zed in the period they occur based upon specific review of the securities portfolio and other factors.
        On December 5, 1996, the company through its subsidiaries American, FBL and CBO II completed the formation of a Collateralized Bond Obligation
(CBO). The transaction involved the formation of a CBO Trust which borrowed $159,500,800 from foreign investors at a rate equal to the London Inter Bank Offering Rate (LIBOR) plus .5%. The proceeds of this offering were used to purchase $171,044,460 of below investment grade bonds, $158,640,651 from American, $5,963,809 from FBLand $6,440,000 from a brokerage firm. At the same time, American, FBL and CBO II purchased $42,522,242 of trust certificates from the CBOTrust for cash totaling $12,345,266 and below investment grade bonds totaling $30,176,976. Certain of the trust certificates received by American and FBL were not rated investment grade. These certificates, which had a book value of $25,789,580 were transferred along with cash totaling $22,352,117 into a Trust on December 31, 1996. The Trust used the cash to purchase Zero Coupon U.S. Treasury securities. The CBO certificates along with the U.S. Treasury securities were then used as collateral for the issuance of the $48,141,697 of the Racers 1996 C12-7 reflected in the above table.

___________________________
        The consideration received on sales of investments, carrying value and realized gains and losses on those sales were as follows:

                                                  (000's Omitted)
                                        For the Year Ended December 31,
                                    _________________________________________
                                                   1996        1995      1994
Consideration received .................    $ 1,007,456     329,295   462,138
Carrying value .........................        999,630     329,145   461,335
  Net realized investment gains (losses)    $     7,826         150      803
Investment gains .......................    $    20,981       4,138     4,268
Investment losses ......................        (13,155)     (3,988)   (3,465)
  Net realized investment gains (losses)    $     7,826         150      803

        During 1995, the company transferred bonds of four issuers from held-to-maturity to available-for-sale based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds at the time of transfer was $16,128,888. Included in the above table are 1995 losses of $2,151,154 on the sale of bonds of four issuers which the company had transferred from held-to-maturity to available-for-sale.
        The 1994 amounts include bonds of one issuer which the company had classified as held-to-maturity, the sale of which resulted in a loss of $205,526. The decision to sell these bonds was based upon a significant deterioration in the issuers' creditworthiness. The book value of these bonds at the time of sale was $8,507,732.
        Net unrealized gains (losses) on debt securities held-to-maturity, debt securities available-for-sale, debt securities trading, equity securities available-for-sale, equity securities trading and other long-term investments changed as follows:

                                                     (000's Omitted)
                                              Net Unrealized Gains (Losses)
                    __________________________________________________________________

                       Debt           Debt                  Equity
                     Securities  Securities    Debt         Securities  Equity    Other Long-
                     Held-to-    Available-  Securities   Available- Securities      term
                     Maturity     for-Sale  Trading for-Sale Trading Investments
Balance as of
    January 1, 1994 .   $ 38,331    43,035       -             282       -            1,330
1994 Net Change .....  (129,824)  (57,127)       -            (95)       -           (1,330)
Balance as of
    December 31, 1994  (91,493)    (14,092)      -             187        -              -
1995 Net Change .....   91,493     110,921     (4)             114        10             -
Balance as of
    December 31, 1995       -       96,829     (4)             301        10             -
1996 Net Change .....        -     (50,194)    97            3,695        13             -
Balance as of
    December 31, 1996   $    -     46,635      93            3,996        23             -

3. Other Assets:
________________

        Other assets consist of the following:
                                                         (000's Omitted)
                                                       As of December 31,
                                                      1996              1995
        Property and equipment at cost:
         Home office properties
          (including land of $1,067 and $352)......  $    17,605         3,643
         Furniture and equipment................           5,015         3,711
         Automobiles.............................            196            99
                                                          22,816         7,453
         Less accumulated depreciation.........            5,987         3,650
                                                          16,829         3,803
        Goodwill..............................            11,942             -
        Less accumulated amortization...........             298             -
                                                          11,644             -
        Other..................................            3,824           781
                                                    $     32,297         4,584
4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by the company on any one life is $150,000.
        A summary of reinsurance data follows (000's Omitted):
        For the                                      Ceded to
      Year Ended                           Gross       Other        Net
       December 31,  Descriptions          Amount   Companies      Amount

         1996   Life insuran$e in force     295,552   221,147       74,405
                 Insurance premiums and
                 policy charges ........      15,107       795      14,312
                 Future policy benefits    3,037,005   238,774   2,798,231

          1995   Life insurance in force    311,991      240,206   71,785
                 Insurance premiums and
                 policy charges ........       9,409       909       8,500
                 Future policy benefits    2,259,028   145,183   2,113,845

           1994   Life insurance in force  330,108      259,200     70,908
                  Insurance premium and
                  policy charges ........       7,308       977       6,331
                  Future policy benefits    2,148,763   148,575   2,000,188

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.
        The company had amounts receivable under reinsurance agreements of $241,458,335 and $146,617,611 as of December 31, 1996, and 1995,
respectively. Of the total amounts receivable, $140,457,353 and $144,965,371 were associated with a coinsurance agreement entered into in 1989, which ceded 90% of the risk on the company's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by the company on the reinsured risks totaled $10,774,227, $12,044,418 and $9,740,717 for years ended December 31, 1996, 1995 and 1994, respectively.

4. Reinsurance Continued:
_________________________
        The following table identifies the components of the amounts receivable from ERC:

                                                            (000's Omitted)
                                                           As of December 31,

                                                           1996           1995

         Reserve for future policy benefits............. $139,571       143,558
         Reimbursement for benefit payments and
          administrative allowance......................      886         1,407
                                                          $140,457      144,965

        FBL and Philadelphia Life Insurance Company are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. As of December 31, 1996, the company had amounts receivable of $99,335,043 resulting from this agreement.
5. Convertible Subordinated Debentures:
_______________________________________

        On July 12, 1996, the company closed an offering of $65,000,000 of Convertible Subordinated Debentures. These securities were placed in Europe pursuant to Regulation S under the Securities Act of 1933. The debentures pay an annual cash yield of 3% payable semi-annually, are convertible into the company's common stock at $17.125, and mature on July 12, 2003 unless previously converted or redeemed. The debentures are redeemable, in whole or in part, at the option of the holders, on September 30, 2001, at 124.25% of their principal amount (which in essence reflects deferred interest at a compounded rate of 4.25%), plus accrued but unpaid cash interest at the coupon rate of 3%. The debentures are redeemable, at the company's option, on or after June 30, 1999, at certain specified declining redemption prices (starting at 103% of principal value) plus accrued but unpaid cash interest (at the rate of 3%) and accrued deferred interest (at a compounded rate of 4.25%). The debentures may be redeemed any time after August 15, 1996, at the company's option at their principal amount plus accrued cash interest (at the rate of 3%), but with no payment for accrued deferred interest, if the average closing price of the company's common stock equals or exceeds $23.12 f or 20 consecutive trading days.
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance was used for other general corporate purposes.
6. Credit Agreement:
____________________
        On April 8, 1996, the company entered into a $35,000,000 credit agreement with The First National Bank of Chicago (First Chicago), Fleet National Bank (Fleet) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On that same date, the company borrowed the entire $35,000,000, using the proceeds to repay existing bank debt, fund the cash portion of the acquisition of FBG and for general corporate purposes.
        On July 12, 1996 the company paid off the existing bank debt from the proceeds of the Convertible Subordinated Debentures.

7. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. The company made no contributions to this plan during the three years ended December 31, 1996, 1995 and 1994.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.

________________________________
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $2,662,965 and $3,010,882 as of December 31, 1996, and December 31, 1995.
        Each year the company will make contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock will be allocated to participating employees. Of the 416,862 shares of the company's common stock now owned by the LESOP, 202,634 shares have been allocated to the participating employees with the remaining 214,228 shares being held by American as collateral for the loan.
        On October 24, 1996, the ESOP was merged into the LESOP.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP during December 31, 1996, 1995 and 1994 were $326,952, $305,564 and $285,565.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as
Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age
70. A liability in the amount of $431,359, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were $4,278, ($85,543) and $(40,244) for the years ended
December 31, 1996, 1995 and 1994, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the years ended December 31, 1996, 1995 and 1994 were $353,953, $210,907 and
$215,664, respectively.
        Prior to the merger with AmVestors, FBG had approved a non-contributory Employee Stock Ownership Plan (FBGESOP) and a contributory 401-k Plan for all of its employees. As of December 31, 1996, the FBG ESOP owned 311,593 shares of AmVestors common stock and 75,982 warrants to purchase AmVestors common stock. At that same date, the 401-k Plan held
18,284 shares of AmVestors common stock and 4,458 warrants to purchase AmVestors common stock. The company anticipates maintaining these as separate plans for the benefit of the former FBG employees and is working with the Internal Revenue Service to correct any qualification problems which may exist. There were no contributions to the FBG ESOP in 1996.
8. STOCKHOLDERS' EQUITY:
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1996, surplus profits of American were $19,936,727 and 10% of statutory capital and surplus was $10,146,126. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of December 31, 1996 and 1995, American's statutory capital and surplus was $101,461,258 and $98,288,590,
____________________________________
respectively. Statutory net gain from operations for 1996, 1995 and 1994 was $7,203,263 $5,744,938 and $5,645,097, respectively.
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1996, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $25,384,976. The sum was statutory net profits and net realized capital gains for 1996 were $3,811,912. As of December 31, 1996, available surplus from net operating profits and net realized capital gains was $3,811,912. Required statutory surplus as of December 31, 1996 was $19,415,943 and actual surplus was $33,746,022.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices. This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,533,000 as of December 31, 1996).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial
Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation
Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $679,154 and $943,150 as of December 31, 1996 and 1995, respectivel y.
        On August 2, 1996, American was granted a variance from prescribed statutory accounting practices which allowed the company to contribute $20,000,000 to be used for the sole purpose of strengthening American's reserves without experiencing a decrease in Unassigned Funds (Surplus). The contribution was recorded as a contribution to a Special Surplus Fund and the resulting reserve strengthening was charged against this Special Surplus
Fund. Total surplus was unaffected by this transaction.
        The company currently has two fixed stock option plans; the 1989 Nonqualified Stock Option Plan (1989 Plan), and the 1996 Incentive Stock Option Plan (1996 Plan). Options granted under the 1989 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 878,556 options to acquire common stock were outstanding under the 1989 Plan as of December 31, 1996. The 1996 Plan was approved by the stockholders of the company at its Annual Meeting held on May 16, 1996 and is intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code of 1986. Options granted under the 1996 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 673,000 options to acquire common stock were outstanding under the 1996 Plan as of December 31, 1996.
        Both the 1989 Plan and the 1996 Plan are administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares granted, and the exercise price are subject to the sole discretion of the Board of Directors.

____________________________________
        A summary of the company's stock option plans as of and for the years ended December 31, 1996, 1995, and 1994 follows:

                                     1996                       1995                        1994
                                          Weighted                   Weighted                     Weighted
                                          Average                    Average                      Average
                                          Exercise                   Exercise                     Exercise
                              Shares      Price       Shares          Price        Shares          Price
Options outstanding,
  beginning of period         839,841      $8.97     859,837         $8.62       816,107          $8.62
Options granted               804,500      12.96      86,000         10.63        95,000           9.28
Options exercised             (76,285)      6.52    (105,996)         7.46      (22,200)           7.27
Options terminated            (16,500)     10.15           -            -       (29,070)          11.85
Options outstanding,
  end of period             1,551,556     $11.15      839,841       $8.97       859,837           $8.62
Options exercisable,
  end of period             1,127,630                 779,841                   764,837
Options reserved for
  future grants,
  end of period               483,247                  46,247                   132,247

        The following table summarizes information about stock options outstanding under the company's option plans as of December 31, 1996:
                                                 Weighted
                                                  Average              Weighted
       Range of                                  Remaining             Average
       Exercise           Options               Contractual            Exercise
       Prices           Outstanding            Life in Years            Price
     $4.84-$5.31           77,483                   0.22                $4.99
     $7.03-$7.50          161,573                   0.84                 7.34
     $8.75-$9.75           75,000                   7.64                 9.42
    $10.00-$11.25         353,500                   7.15                10.12
    $12.66-$13.50         884,000                   8.96                12.94
                        __________             __________           __________
                        1,551,556                   7.20               $11.15

____________________________________


        The following table summarizes information about stock options exercisable under the company's option plans as of December 31, 1996:
                                            Weighted
                                             Average
                    Options                 Exercise
                  Exercisable                Price
                  ____________             __________

                       77,483                  $4.99
                      161,573                   7.34
                       75,000                   9.42
                      348,500                  10.11
                      465,074                  12.83
                    1,127,630                 $10.44

        The estimated fair value of options granted in 1995 was $4.77 per share. The estimated fair value of options granted or modified in 1996 was $5.00 per share. The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the company's option plans been determined based on the fair value at the grant dates for awards under those p lans consistent with the method prescribed by SFAS123, the company's net earnings and fully diluted earnings per share for the years ended December
31, 1996 and 1995 would have been reduced to the pro forma amounts indicated below:
                                                  1996              1995
                                            ______________     _____________


         Net earnings (in thousands):
           As reported............................$20,862            16,599
           Pro forma.............................  18,857            16,458
         Fully diluted earnings per share:
           As reported.............................  $1.54             1.60
           Pro forma...............................   1.41             1.58
        As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.
        The fair value of options granted in 1995 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 24.1%, (ii) risk-free interest rate of 5.85%, (iii) dividend yield of .70%, and (iv) an expected life equal to the contractual expiration.
        The fair value of options granted in 1996 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 29.4% (ii) risk-free interest rate of 5.14%, (iii) dividend yield of .69%, and (iv) an expected life equal to the contractual expiration.
        On March 17, 1989, the Board of Directors also adopted the 1989 Stock Appreciation Rights Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder.

____________________________________
                                         For the Year Ended December 31,
                               ________________________________________________

                                               1996         1995           1994
 Rights outstanding, beginning of year.......       -            -       30,000
 Rights granted..............................       -            -            -
 Rights exercised............................       -            -            -
 Rights expired..............................       -            -      (30,000)
 Rights cancelled............................       -            -            -
 Rights outstanding, end of year.............       -            -            -
 Reserved for future grants.................. 35,000^    35,000          35,000

        The company recorded no compensation expense relating to stock appreciation rights for the years ended December 31, 1996, 1995 and 1994, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stocks as summarized in the following table:

             Warrant        Issue        Number     Exercise   Expiration
              Holder         Date      of Shares     Price        Date
 Morgan Guaranty           12/8/88       75,000     $ 3.9688     12/9/98
                           4/30/92       95,002       6.3855      5/1/02
                                        170,002

        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,708 shares of its common stock. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002.
        In addition to the above, the company assumed warrants previously issued by FBG to purchase a total of 270,689 shares of its common stock. Prior to December 31, 1996, 260,305 warrants have been exercised. The remaining 10,384 warrants have exercise prices ranging from $1.346 to $3.7198.
9. Stockholders' Rights Plan:
_____________________________
        On June 30, 1994, the company's Board of Directors voted to repeal the 1988 Stockholders' Rights Plan and set the close of business on July 22, 1994 as the record date for the payment of the one cent per share redemption price. Stockholders of record were paid on August 8, 1994, in full redemption of the rights under the plan. The total amount to redeem the Rights was $101,432.

10. Other Revenue:
__________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received in 1996, 1995 and 1994 was $113,384, $121,780 and 129,972, respectively.
        Other revenue for the year ended December 31, 1996 includes override commissions of $1,483,019 attributable to the marketing efforts of AIMCORand TIM, $413,064 of rental income received by FBL and $131,313 of advertising revenues received by RBCP.
11. Income Taxes:
_________________
        The provision for income taxes charged to operations was as follows:

                                                      (000's Omitted)
                                              For the Year Ended December 31,
                                             1996         1995         1994
Current income tax expense................$ 6,569       1,540         4,943
Deferred income tax expense (benefit).....  3,688       6,990           650
    Total income tax expense (benefit)....$10,257       8,530         5,593
       The net deferred tax liability was comprised of the following:


                                                        (000's Omitted)
                                                     For the Year Ended
                                                         December 31,
                                                     1996            1995
Gross deferred tax assets:
    Investments..................................... $1,539            679
    Accounts receivable.............................   21                -
    Deferred policy acquisition costs...............   6,361         9,565
    Property and equipment..........................   391             314
    Other assets....................................   2,192           143
    Reserves for future policy benefits.............   127,921      109,273
    Accrued expenses and other liabilities..........   1,815          1,708
                                                     140,240        121,682
    Gross deferred tax liabilities:
    Investments.....................................   21,732       36,442
    Accounts receivable.............................   49,349       50,708
    Accrued investment income.......................   24           -
    Deferred policy acquisition costs...............   64,190       55,530
    Present value of future profits.................   15,791       -
    Policy and contract claims......................   258          335
                                                       151,344     143,015
                                                      (11,104)     (21,333)
    Less valuation allowance........................   (2,198)      (1,568)
     Net deferred tax liability.....................    (13,302)   (22,901)
          The company's net deferred tax liability consists of amounts that represent both ordinary tax deductions and capital losses in future tax returns and includes a valuation allowance as it is more likely than not that a portion of the deferred tax asset will not be realized. The inability to offset ordinary income with capital losses and uncertainty as to the timing of future losses and the ability to carry those losses back against prior income has resulted in the company establishing a valuation allowance.

_____________________________

        The actual tax expense (benefit) for each year differs from the "expected" tax expense (computed by applying the Federal tax rate of 35% to earnings before income taxes) as follows:

                                                     (000's Omitted)
                                              For the Year Ended December 31,

                                               1996          1995     1994
Expected tax expense.......................   $10,840       8,795     6,750
State income tax...........................       122          71       254
Change in valuation allowance on future
    deductions.............................     (1,072)       188      (153)
Change in valuation allowance on capital
    loss temporary differences.............        -         (179)     (597)
Change in expected tax rate on future
    deductions.............................        30        -         (321)
Change in other net temporary differences,
    not previously tax effected............        337       (345)     (340)
Actual income tax expense (benefit)........     10,257      8,530     5,593
        Deferred income taxes are provided for the tax effects of transactions that are reported in different periods for financial reporting and tax return purposes. The primary component of the deferred income tax provision are as follows:

                                                    (000's Omitted)
                                              For the Year Ended December 31,
                                             1996       1995       1994
Investments................................ $(76)       3,067      (692)
Accounts receivable........................  (1,484)   (1,232)      842
Accrued investment income..................  (18)        (193)      204
Deferred policy acquisition costs..........  8,660      7,094     6,629
Present value of future profits............  (2,447         -         -
Property and equipment.....................  215           27      (234)
Other assets...............................  4           (133)       (9)
Future policy benefits.....................  (44)      (1,825)   (5,632)
Policy and contract claims.................  (78)          56       178
Accrued expenses and other liabilities.....  27           120       114
Valuation allowance on future deductions
    and capital loss differences...........  (1,071)         9    (750)
Deferred income tax expense (benefit)......  3,688       6,990     650
12. Acquisition:
________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of FBG a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,708 shares of common stock and cash of approximately $10,000,000.
        FBG was an insurance holding company which owned all of the shares of FBL a Florida domiciled insurer which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of AIMCOR and TIM both of which specialize in the distribution and marketing of annuities.

_____________________________
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the year ended December 31, 1996 include the results of operations of FBG for the nine month period ended December 31,
1996.
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized on a straight line basis over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:
                                                                (000's Omitted)
  ASSETS
        Investments.........................................     $  523,145
        Cash and cash equivalents...........................          8,932
        Amounts receivable under reinsurance agreements.....        112,875
        Accrued investment income...........................          7,373
        Deferred cost of policies purchased.................         51,500
        Goodwill............................................         11,942
        Other assets........................................          6,621
          Total assets......................................      $  722,388
         LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
        Policy liabilities..................................     $  650,865
        Notes payable.......................................         15,500
        Deferred income taxes...............................          1,316
        Accrued expenses and other liabilities..............          5,930
          Total liabilities.................................         673,611
         Stockholders' Equity:
        Common stock, no par value..........................              -
        Paid in capital.....................................         48,777
          Total stockholders' equity........................          48,777
          Total liabilities and stockholders' equity........      $  722,388
         The following table sets forth certain unaudited pro forma operating data of the company for the year ended December 31, 1996 and 1995. This pro forma data assumes the acquisition of FBG occurred on January 1, 1996 and 1995, respectively.

_____________________________
                                           (in thousands, except per share data)
                                                For the year ended December 31,
                                                     1996                1995

Pro Forma Operating Data:
Total revenue.................................  $  218,973           238,831
Earnings before extraordinary item............      18,822            28,152
Net earnings..................................      18,553            28,152
Earnings per share of common stock:
    Primary:
     Earnings before extraordinary item.......  $     1.37              2.12
     Net earnings.............................  $     1.35              2.12
    Fully diluted:
     Earnings before extraordinary item.......  $     1.26              2.11
     Net earnings.............................  $     1.24              2.11
Average shares outstanding:
    Primary...................................      13,732            13,275
    Fully diluted.............................      15,597            13,325
13. Commitments and Contingencies:
__________________________________

        The company's insurance subsidiaries are subject to state guaranty association assessments in all states in which they are admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges relating to the guaranty fund assessments impacted 1996, 1995 and 1994 by approximately $1,913,000, $1,001,000 and $504,000. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
14. QUARTERLY RESULTS (UNAUDITED):


        The company's quarterly results are set forth in the following table:
                                     (000's Omitted, except per share data)
                                              1996 Quarter Ended
                               _____________________________________________

  ............................     March 31    June 30    Sept. 30     Dec. 31
Total revenue ................  $   49,278      49,479       57,663      59,588
Earnings before income taxes .  $   11,331       3,649        8,722       7,686
Income tax expense ...........       3,910       1,333        3,171       1,843
Extraordinary item ...........         -          (47)        (222)         -
   Net earnings ..............   $   7,421       2,269        5,329      5,843
Per share of common stock:
Primary:
 Earnings before extraordinary
  item                            $   .71        .17             .41       .43
 Extraordinary item ..........        -             -           (.02)      -
  Net earnings ...............    $  .71        .17             .39       .43
Fully diluted:
 Earnings before extraordinary
  item                            $  .71        .17             .38        .39
 Extraordinary item ..........        -             -          (.02)        -
  Net earnings ...............    $  .71        .17             .36       .39

______________________________________________
                                       (000's Omitted, except per share data)
                                                     1995 Quarter Ended
                                      March 31    June 30     Sept. 30  Dec. 31
Total revenue..................... $     40,212  40,378       40,378    45,683
Earnings before income taxes...... $     5,409    5,494       5,607      8,619
Income tax expense................       1,893    1,923       1,801      2,913
   Net earnings................... $     3,516    3,571      3,806      5,706
Per share of common stock:
Primary:
 Net earnings..................... $     .34        .35        .37        .55
Fully diluted:
 Net earnings..................... $     .34        .34        .37        .55

ITEM 9.-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements on accounting and financial disclosure within the twenty four months prior to the date of the most recent financial statements.
        PART II
ITEM 10.-DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        The information set forth under the caption "Proposal A. Election of Directors" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997, is incorporated herein by reference.
Item 11.  Executive Compensation
_________________________________

        The information set forth under the caption "Executive Compensation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997, is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
_________________________________________________________________________

        The information set forth under the caption "Principal Holder of Voting Securities" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997, is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
_________________________________________________________

        The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1997, is incorporated herein by reference.
        PARTIV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K
___________________________________________________________________________

        (a)1. Financial Statements
              See index to Financial Statements at Item 8.
        (b) 2. Financial Statement Schedules

 Schedule                                                              Page
  Number              Description                                      Number
                 Independent Auditors' Report                            65
  I              Summary of Investments                                  66
  II             Condensed Financial Information of Registrant        67-69
 III             Supplementary Insurance Information                     70
  V              Valuation and Qualifying Account and Reserve            71

        All other schedules are omitted because they are not required or because the required information is included in the consolidated financial statements and the notes thereto.

  Exhibit                                                          Page Number or Incorporation
  Number               Description                                      by Reference
 (2)(a)         Plan and Agreement of Union dated                 Exhibit (2) to Registration
                July 10, 1986, between AmVestors                  Statement on Form S-2,
                Financial Corporation and American                File No. 2-82811 dated
                Investors Life Insurance Company,                 November 26, 1986.
                Inc.

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

 (3)(a)         Articles of Incorporation as Amended              Exhibit (3)(a) to Form 10-Q
                and Restated                                      dated October 26, 1993

 (3)(b)         Bylaws of the company                             Exhibit (4.2) to Registration
                                                                  Statement on Form S-4, File
                                                                  No. 333-01309 dated February
                                                                  28, 1996

 (4)(a)        Specimen Common Stock Certificate                  Exhibit (4)(a) to Form 10-K
                                                                  dated March 30, 1995.

 (4)(b)        Common Stock Purchase Warrant                      Exhibit (10)(o) to Form 10-K
               expiring December 9, 1998                          dated April 12, 1989

 (4)(c)        Common Stock Purchase Warrant                      Exhibit (10)(v) to Form 10-Q
                                                                  dated May 13, 1992

 (4)(d)        1995 Agents Stock Option Plan                      Exhibit (4.1) to Registration
                                                                  Statement on Form S-3, File
                                                                  No. 333-02211 dated April 2,
                                                                  1996

  Exhibit                                                          Page Number or Incorporation
  Number           Description                                      by Reference
  (4)(e)     AmVestors Financial Corporation 1996              Exhibit (4)(a) to Registration
             Incentive Stock Option Plan                       Statement on Form S-8, File
                                                               No. 333-14571 dated October 21,
                                                               1996

  (4)(f)     Form of 3% Convertible Subordinated               Exhibit (4.2) to Registration
             Debentures due 2003                               Statement on Form S-3, File No.
                                                                333-10101 dated August 29, 1996

  (4)(g)     Warrant agreement and form of warrant             Appendix V to Registration
                                                               statement on Form S-4, File No.
                                                               333-01309 dated March 1, 1996

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

  Exhibit                                                          Page Number or Incorporation
  Number               Description                                      by Reference
 (10)(k)           1994 Stock Purchase Plan for Non-Employee           Exhibit (10)(j) to Form 10-K
                   Directors effective February 24, 1994               dated March 30, 1995

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

 (10)(p)           Employment Agreement dated April 8,                  Exhibit (10)(p) to Form 10-Q
                   1996, between the company and                        dated November 13, 1996
                   Frank T. Crohn

 (10)(q)           Employment Agreement dated April 8,                  Exhibit (10)(p) to Form 10-Q
                   1996, between the company and                        dated November 13, 1996
                   Donna J. Rubertone

 (11)              Calculation of Earnings per Share                      P 72

 (20)              Reports on Form 8-K
                   There were reports on Form 8-K for
                   the three months ended December 31, 1996

 (21)               Wholly-owned subsidiaries of the
                    registrant:

                      American Investors Life Insurance
                      Company, Inc.
                      555 South Kansas Avenue
                      Topeka, Kansas 66603

                      American Investors Sales Group, Inc.
                      (formerly Gateway Corporation)
                      555 South Kansas Avenue
                      Topeka, Kansas 66603

                      AmVestors Investment Group, Inc.
                      (formerly American Investors Sales
                      Group, Inc.)
                      555 South Kansas Avenue
                      Topeka, Kansas 66603

  Exhibit                                                          Page Number or Incorporation
  Number               Description                                      by Reference

                      AmVestors Acquisition Subsidiary, Inc.
                      555 South Kansas Avenue
                      Topeka, Kansas 66603

                      AmVestors CBO II, Inc.
                      555 South Kansas Avenue
                      Topeka, Kansas 66603

                      Annuity International Marketing
                       Corporation
                      7251 West Palmetto Park Road
                      Boca Raton, Florida 33433

                      Financial Benefit Life Insurance Company
                      555 South Kansas Avenue
                      Topeka, Kansas 66603

                      The Insurance Mart, Inc.
                      7251 West Palmetto Park Road
                      Boca Raton, Florida 33433

                      Rainbow Card Pack Publication, Inc.
                      7251 West Palmetto Park Road
                      Boca Raton, Florida 33433

 (23)                 Independent Auditors Consent                       P 73

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

Date:  March 13, 1997
      ____________________

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/Ralph W. Laster, Jr.                                                                    March 13, 1997
  Ralph W. Laster, Jr.                         Chief Executive Officer
                                               (Principal Executive Officer)
                                               and Chief Financial Officer
                                               (Principal Accounting Officer)

  /s/Mark V. Heitz                             President, General Counsel                    March 13, 1997
  Mark V. Heitz                                and Director

  /s/Janis L. Andersen                         Director                                      March 13, 1997
  Janis L. Andersen

                                               Director
  Robert G. Billings

  /s/Jack H. Brier                             Director                                      March 13, 1997
  Jack H. Brier

                                               Director
  Robert T. McElroy, M.D.

  /s/R. Rex Lee                                Director                                      March 13, 1997
  R. Rex Lee, M.D.

                                               Director
  Robert R. Lee, II

  /s/James V. O'Donnell                        Director                                      March 13, 1997
  James V. O'Donnell

  /s/John F.X. Mannion                         Director                                      March 13, 1997
  John F.X. Mannion

  /s/Frank T. Crohn                            Director                                      March 13, 1997
  Frank T. Crohn

                                               Director
  Jack R. Manning

INDEPENDENT AUDITORS' REPORT
____________________________


        We have audited the consolidated financial statements of AmVestors Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 28, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of AmVestors Financial Corporation and subsidiaries, listed in Item
14. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP
Kansas City, Missouri
February 28, 1997

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                             SUMMARY OF INVESTMENTS
                                   SCHEDULE I
                            As of December 31, 1996
                                (000's Omitted)

                                                                      Amount at
                                                                        which
                                                                        shown
                                                                        in the
                                                             Market     balance
        Type of Investment                     Cost           Value      sheet
      Debt securities:
        Bonds:
          Available-for-sale:
            U.S. treasury obligations ..... $    44,520      44,329     44,329
  Mortgage-backed securities                    784,292     798,244    798,244
    Public utilities                            175,487     179,185    179,185
    All other corporate bonds                 1,543,359   1,572,535  1,572,535
          Trading:
    All other corporate bonds                    12,198      12,291     12,291
          Total debt securities ...........   2,559,856   2,606,584  2,606,584
      Equity securities:
          Available-for-sale:
          Banks, trust and insurance
             companies                                29         -          -
              Public utilities                       237        67        67
            All other common stock                1,130      2,373      2,373
        Preferred stock ...................      27,742     30,694     30,694
         Trading:
        Preferred stock ...................       2,516      2,539       2,539
            Total equity securities .......      31,654     35,673      35,673
             Mortgage loans on real estate      10,101      10,124      10,101
      Other long-term investments .........     31,051      31,051      31,051
      Short-term investments ..............       371          371         371
           Total investments .............. $2,633,033   2,683,803   2,683,780

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                  SCHEDULE II
                                 BALANCE SHEETS
                                (000's Omitted)

                                                          As of December 31,
                                                       1996           1995
         ASSETS
         ______
         Investments in subsidiaries               $   252,809       182,723
         Accounts receivable                            16,566           527
         Cash and cash equivalents                         221           756
         Other assets                                    4,893         2,897
            Total Assets                            $  274,489       186,903
           LIABILITIES AND STOCKHOLDERS' EQUITY
         ____________________________________

         Liabilities:
           Subordinated debentures payable         $   65,000             -
           Notes payable                                3,963         12,084
           Other liabilities                            1,179            374
                 Total liabilities                     70,142         12,458
         Stockholders' Equity:
           Common stock                                16,755         12,904
           Paid-in capital                             98,678         64,284
           Unrealized investment gains                 17,701         45,372
           Retained earnings                           73,949         54,714
                                                      207,083        177,274
           Less treasury stock                           (234)            -
           Less leveraged employee stock
              ownership trust                          (2,502)        (2,829)
             Total stockholders' equity               204,347        174,445
      Total liabilities and stockholders' equity     $274,489        186,903


                                                     STATEMENTS OF OPERATIONS
                                                 For the year ended December 31,
                                            ____________________________________

                                              1996       1995        1994

Equity in earnings of subsidiaries .....   $ 24,579     15,799     13,748
Net investment income ..................        199         93         67
Other revenues .........................      3,131       3,676     4,149
Operating expenses .....................     (4,857)    (2,624)    (3,867)
Interest expense .......................     (3,003)      (518)      (466)
Net investment gains (losses) ..........        (42)       177          -
   Net earnings before income taxes and
      extraordinary item ...............     20,007     16,603     13,631
Income tax expense (benefit) ...........     (1,272)         4        (62)
  Net earnings before extraordinary
      item .............................     21,279     16,599     13,693
Extraordinary item:
    Loss on early extinguishment of debt       (417)         -         -
  Net earnings .........................   $ 20,862     16,599     13,693

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  SCHEDULE II (cont.) STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (000's Omitted)
                                                For the Year Ended December 31,
                                  ______________________________________________

                                               1996        1995         1994
Operating Activities:
      Net earnings .......................   $ 20,862    16,599        13,693
      Adjustments to reconcile net
      earnings to net cash provided
      by (used in) operating activities:
      Equity in earnings of subsidiaries .    (24,579)   (15,799)     (13,748)
      Net investment (gains) losses ......         42      (177)            -
      Accrued investment income ..........          -         4             -
      Other liabilities ..................        805    (1,075)        (656)
      Other assets .......................     (2,519)      (847)        160
      Other, net .........................         38       338          134
 Net cash provided by (used in)
  operating activities ...................     (5,351)      (957)      (417)
Investing Activities:
      Investment in subsidiaries .........    (50,210)    (6,457)      (135)
   Dividends from subsidiaries                  1,050        690       1,900
      Sale of equity securities ..........      1,172       223           -
      Purchases of equity securities .....       (900)      (300)         -
      Purchases of long-term investments .          -        (601)     (233)
      Short-term investments, net ........          -         266)        -
      Acquisition, net of cash received ..     (2,314)          -         -
      Principal payments on long-term
      investments ........................         -          809         190
Net cash provided by (used in)
  investing activities ...................    (51,202)    (5,370)       1,722
Financing Activities:
      Proceeds from notes payable ........     35,000      7,000           -
      Payments on notes payable ..........    (43,122)      (350)       (326)
      Debentures payable .................     65,000)         -           -
      Cash dividends to stockholders .....     (1,627)      (761)          -
      Redemption of stockholder plan .....         -           -        (101)
      Issuance of common stock ...........        730       791           161
      Purchase of treasury stock .........       (234)        -        (1,186)
      Allocation of LESOPshares ..........        327       306           286
      Other, net .........................        (56)      130          (124)
Net cash provided by (used in)
  financing activities ...................     56,018     7,116        (1,290)
      Increase (Decrease) in Cash and Cash
      Equivalents ........................       (535)       789            15
      Cash and Cash Equivalents:
      Beginning of year ..................        756       (33)           (48)
      End of year ........................    $   221       756            (33)

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
            SCHEDULE II (cont.) STATEMENTS OF CASH FLOWS (continued)
                Increase (Decrease) in Cash and Cash Equivalents
                                   (000's Omitted)
                                              For the Year Ended December 31,
                                      __________________________________________

                                                 1996      1995     1994
           Supplemental schedule of cash flow
            information:
                Income tax payments .         $   4,765   (1,507)   6,150
                Interest payments ...         $   1,823      485      -
            Details of acquisition:
                Fair value of assets acquired  $ 722,388       -        -
            Liabilities assumed                 (673,611)      -        -
                Common stock and warrant         (37,531)      -        -
                Cash paid ...........             11,246       -        -
                Less: Cash acquired .            (8,932)       -        -
                Net cash paid for acquisistion  $  2,314       -        -

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION

                                  SCHEDULE III
                                (000's Omitted)


            Deferred        Future                                                              Amortization
             Cost of        Policy                                                              of Deferred
  Year      Policies       Benefits     Other       Premium                       Benefits        Cost of
 Ended      Produced        Losses,     Claims     & Policy          Net          Claims &       Policies          Other
 December     and          Claims &       &         Charges       Investment      Settlement     Produced        Operating
  31,      Purchased     Loss Expense  Benefits      Revenue        Income        Expenses    and Purchased      Expenses
1994       $148,871      2,148,763       134          6,331       142,009       112,310           9,026               9,078
1995       $140,476      2,259,028        76          8,500       156,510       118,886          12,365              10,194
1996       $215,702      3,037,005       143         14,312       191,475       143,794           21,764             15,542

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   SCHEDULE V
                                (000's Omitted)

                                              Additions
                                         _________________________

                                 Balance Charged to Charged to        Balance at
                                Beginning Costs and Other and            End of
                                of Period  Expenses  Accounts Deductions Period

Year Ended December 31, 1994:
    Allowance for Credit Losses   $2,500        -       360       629    2,231
    Allowance for Deferred
    Tax Asset .................    2,310      284       -         -      2,594
    Allowance for Uncollectable
    Agent Balances ............      348       88       -         209      227
                                  $5,158      372       360       838    5,052
Year Ended December 31, 1995:
    Allowance for Credit Losses   $2,231        -       -       2,231      -
    Allowance for Deferred
    Tax Asset .................    2,594        -       -       1,026    1,568
    Allowance for Uncollectable
    Agent Balances ............      227      512       -         -        739
                                  $5,052      512       -       3,257    2,307
Year Ended December 31, 1996:
    Allowance for Deferred
    Tax Asset .................   $1,568      630       -         -      2,198
    Allowance for Uncollectable
    Agent Balances ............      739      101       -         -        840
                                  $2,307      731       -         -      3,038

             AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES        EXHIBIT 11
                    CALCULATION OF EARNINGS PER SHARE
                 (000's Omitted, except per share data)


                                             For the Year Ended December 31,
                             ___________________________________________________

                                      1996    1995      1994       1993   1992

CALCULATION OF PRIMARY
EARNINGS PER SHARE
    Net earnings applicable to
    common shares:
    Net earnings ................   $20,862  16,599  13,693   17,978    16,818
    Less dividends accrued on
    preferred stock .............         -        -       -   (236)     (278)
    Earnings for primary
    earnings per share ..........   $20,862  16,599  13,693   17,742    16,540
    Average number of common
    shares and common share
    equivalents outstanding:
    Average number of common
    shares outstanding ..........    12,438  10,106  10,140    6,595     5,618
    Dilutive effect of stock
    options and warrants after
    application of treasury
    stock method ................       394     248     201      265       152
                                     12,832  10,354  10,341    6,860     5,770
    Primary earnings
    per share ...................   $  1.63    1.60    1.32     2.59      2.87
CALCULATION OF FULLY DILUTED
EARNINGS PER SHARE
    Net earnings applicable to
    common shares on a fully
    diluted basis:
    Net earnings ................   $20,862  16,599  13,693   17,978    16,818
    Add back interest expense
    on subordinated debentures ..     1,743      -       -         -        -
    Earnings for fully diluted
    earnings per share ..........   $22,605  16,599  13,693   17,978    16,818
     Average number of common
    shares outstanding on a
    fully diluted basis:
    Shares used in calculating
    primary earnings per share ..    12,832  10,354  10,341    6,860     5,770
    Shares resulting from assumed
    conversion of subordinated
    debentures ..................     1,784       -      -        -         -
    Shares resulting from assumed
    conversion of preferred stock       -         -      -       455       562
    Additional dilutive effect of
    stock options and warrants
    after application of treasury
    stock method ................        81      50      -        -        235
                                     14,697  10,404  10,341    7,315     6,567
    Fully diluted earnings
    per share ...................   $  1.54    1.60    1.32     2.46      2.56

INDEPENDENT AUDITORS' CONSENT
_________________________________________
Exhibit 24.2


        We consent to the incorporation by reference in Registration
Statements No. 33-31155, and No. 33-71952 and No. 333-14571 on Forms S-8 and No. 333-14571 on Form S-4 and No. 333-02211 and No. 333-10101 on Form S-3 of
AmVestors Financial Corporation of our report dated February 28, 1997, appearing in this Annual Report on Form 10-K of AmVestors Financial Corporation and subsidiaries for the year ended December 31, 1996.






/s/ Deloitte & Touche LLP
Kansas City, Missouri
March 13, 1997

73