Form 10-Q
period 1997-03-31
AMVESTORS FINANCIAL CORP
filed 1997-05-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
    For the three months ended
       March 31, 1997                          Commission File Number 0-15330
             ___________________________

                        AMVESTORS FINANCIAL CORPORATION
                    _______________________________________
             (Exact name of registrant as specified in its charter)

                   Kansas                                   48-1021516
         ____________________________             _____________________________
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

         555 South Kansas Avenue, Topeka, Kansas                       66603
        __________________________________________________          __________
           (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  (913) 232-6945




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

  ___________________________________________________________________________

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Class                                         Outstanding March 31, 1997
    ______                                       ___________________________
    Common Stock, no par value                          13,249,115 shares

AMVESTORS FINANCIAL CORPORATION
INDEX


PARTI.         Financial Information:                               Page Number
               Consolidated Balance Sheets-
                 March 31, 1997 and December 31, 1996                      2-3
               Consolidated Statements of Earnings-
                 Three months ended March 31, 1997 and 1996                  4
               Consolidated Statements of Stockholders' Equity-
                 Twelve months ended December 31, 1996 and
                 Three months ended March 31, 1997                           5
               Consolidated Statements of Cash Flows-
                 Three months ended March 31, 1997 and 1996                6-7
               Notes to Consolidated Financial Statements                 8-27
               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     27-32

PART II.       Other Information                                         33-36

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                (000's Omitted)
                                  (Unaudited)
ASSETS                                                    1997            1996
____________________________________________        ____________  ______________
Investments:
    Debt securities:
      Bonds:
        Available-for-sale (cost: $2,660,751 and
         $2,547,658)  ..................................   $2,647,055 2,594,293
        Trading (cost: $10,049 and $12,198) ............       10,043    12,291
                                                            2,657,098 2,606,584
    Equity securities:
      Common stock:
        Available-for-sale (cost: $2,659 and $1,396) ...        3,518     2,440
      Preferred stock:
        Available-for-sale (cost: $27,388 and $27,742) .       29,133    30,694
        Trading (cost: $286 and $2,516) ...............           250     2,539
                                                               32,901    35,673
    Other long-term investments                                36,626    41,152
    Short-term investments                                      1,801       371
        Total investments                                   2,728,426 2,683,780
Cash and cash equivalents                                      52,818   132,574
Amounts receivable under reinsurance agreements               235,878   241,458
Amounts receivable on securities settlements in process         1,996     2,395
Accrued investment income                                      39,222    36,676
Deferred cost of policies produced                            205,737   175,837
Deferred cost of policies purchased                            44,775    39,865
Goodwill                                                       11,544    11,644
Other assets                                                   23,629    21,246
  Total assets...................................          $3,344,025 3,345,475

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                (000's Omitted)
                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                 1997             1996
______________________________________________   _______________    __________

Liabilities:

Policy liabilities:
Future policy benefits .............................$ 3,054,786    3,037,005
Other policy liabilities                                 10,502        6,709
                                                      3,065,288    3,043,714

Subordinated debentures payable                         65,000       65,000
Amounts due on securities settlements in process        12,591       11,301
Deferred income taxes                                    3,667       13,302
Accrued expenses and other liabilities                   7,845        7,811
Total liabilities                                    3,154,391    3,141,128
Commitments and contingencies

Stockholders' equity:
Preferred stock, $1.00 par value, authorized -
2,000,000 shares                                            -             -
Common stock, no par value, authorized -
25,000,000 shares; issued - 13,297,291
shares in 1997 and 13,167,372 shares in 1996           16,921       16,755
Paid in capital                                        99,995       98,678
Unrealized investment gains (losses) (net of deferred
cost of policies produced amortization expense
(benefit) of ($3,718) and $18,175 and net of
deferred cost of policies purchased amortization
expense (benefit) of ($1,584) and $5,112 and
deferred income tax expense (benefit) of ($2,093)
and $9,643)                                             (3,697)      17,701
Retained earnings                                       79,151       73,949
                                                       192,370      207,083
Less treasury stock                                       (234)        (234)
Less leveraged employee stock ownership trust
(LESOP) ............................................    (2,502)      (2,502)
Total stockholders' equity                              189,634      204,347
Total liabilities and stockholders' equity ......... $3,344,025    3,345,475

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   Three months ended March 31, 1997 and 1996
                     (000's Omitted, except per share data)
                                  (Unaudited)
                                                               1997      1996

Revenue:
    Insurance premiums and policy charges.................... $ 4,409    2,457
    Net investment income....................................  50,432   39,169
    Net investment gains (losses)............................   2,443    7,627
    Other revenue............................................     665       25
    Total revenue............................................  57,949   49,278

Benefits and expenses:
    Benefits, claims and interest credited to policyholders..  37,764   30,620
    Amortization of deferred cost of policies produced.......   3,879    4,970
    Amortization of deferred cost of policies purchased......   1,786        -
    General insurance expenses...............................   3,948    1,921
    Premium and other taxes, licenses and fees...............     609      251
    Other expenses...........................................      59       60

    Total benefits and expenses..............................  48,045   37,822

Operating earnings...........................................   9,904   11,456
Interest expense.............................................   1,435      125
Earnings before income tax expense...........................   8,469   11,331
Income tax expense...........................................   2,964    3,910
Net earnings................................................. $ 5,505    7,421
Earnings per share of common stock:

    Primary:
    Net earnings............................................. $   .40      .71

    Fully diluted:
    Net earnings............................................. $   .37      .71

Average shares outstanding:

    Primary                                                    13,750   10,427
    Fully diluted............................................  17,549   10,493

See notes to consolidated financial statements.

AMVESTORS AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(000's Omitted, except share and per share data)
(Unaudited)

                                                 Unrealized
                                                  Investment
                                Common    Paid-in    Gains   Retained  Treasury
                                Stock     Capital   (Losses) Earnings   Stock   LESOP     Total
                               ________   ________  _________ ________ ______  ______     _______
Balance as of January 1,
  1996 ......................... $12,904    64,284    45,372   54,714     -     (2,829)    174,445

Net earnings ...................      -         -         -    20,862     -          -      20,862
Change in unrealized invest-
  ment gains (losses) .............   -         -   (27,671)         -     -         -     (27,671)
Cash dividends to stockholders
  ($.1425 per share on common
  stock) .........................    -         -        -      (1,627)    -          -     (1,627)
Issuance of common stock:
 upon acquisition of company .....3,464    28,865        -          -      -          -     32,329
 upon exercise of options ........  387       585<F1>     -          -      -          -        972
Issuance of warrants:
  upon acquisition of company ....   -      5,201        -          -      -          -      5,201
Purchase of warrants ............    -       (257)       -          -      -          -       (257)
Acquisition of treasury shares ...   -          -        -          -   (234)         -       (234)
Allocation of LESOP shares ......    -          -        -          -      -        327        327
_______________________________
Balance as of December 31,
  1996 ........................ 16,755     98,678    17,701    73,949   (234)    (2,502)    204,347
Net earnings ..................     -          -         -      5,505      -          -       5,505
Change in unrealized invest-
  ment gains (losses) .........     -          -    (21,398)       -       -          -     (21,398)
Cash dividends to stockholders
  ($.0225 per share on common
  stock) .......................    -          -          -      (303)     -          -        (303)
Issuance of common stock:
 upon exercise of options ....    166       1,317<F1>      -        -       -          -       1,483
____________________________
Balance as of March 31,
  1997 .....................   $16,921     99,995     (3,697)   79,151  (234)    (2,502)    189,634

<F1> Net of income tax benefit of $377 and $242 for the period ended March 31,
1997 and
    December 31, 1996, respectively.

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                   Three Months ended March 31, 1997 and 1996
                                (000's Omitted)
                                  (Unaudited)
                                                            1997          1996

Operating Activities:
    Net earnings..........................................$     5,505      7,421
    Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
      Interest credited to policyholders..................     39,778     30,835
      Amortization of (discounts) premiums
       on debt securities, net............................      (984)      (241)
      Amortization of deferred cost of policies
       produced...........................................      3,879      4,970
      Amortization of deferred cost of policies
        purchased.........................................      1,786          -
      Net investment (gains) losses.......................    (2,443)    (7,627)
      Investment trading activity.........................      4,736       217
      Accrued investment income...........................    (2,546)      (144)
      Deferred income taxes...............................    (2,100)       737
      Other, net..........................................      4,549     2,779
     Net cash provided by operating activities............     52,160    38,947
Investing Activities:
    Purchases of securities:
     Available-for-sale...................................  (259,546)  (261,348)
    Proceeds from sale of securities:
     Available-for-sale...................................    113,166   135,203
    Proceeds from maturity or redemption:
     Available-for-sale...................................     35,601    38,558
    Other long-term investments, net......................      4,536     4,977
    Short-term investments, net...........................    (1,431)         9
    Capitalization of deferred cost of policies
      produced............................................   (11,885)    (9,071)
    Other, net............................................    (3,049)      (984)
     Net cash used in investing activities................   (122,608)  (92,656)
 Financing Activities:
    Premiums received.....................................    117,958    97,144
    Surrender and death benefits paid.....................  (138,722)   (93,786)
    Surrender and risk charges collected..................      3,822     1,880
    Securities settlements in process.....................      1,689    11,092
    Cash dividends to stockholders........................      (303)      (753)
    Issuance of common stock..............................      1,482       105
    Other, net............................................      4,766     2,258
     Net cash provided by (used in)
     financing activities.................................    (9,308)    17,940
 Increase (Decrease) in Cash and Cash Equivalents.........    (79,756)  (35,769)
Cash and Cash Equivalents:
    Beginning of year.....................................    132,574    48,281
    End of year...........................................$    52,818    12,512


See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase (Decrease) in Cash and Cash Equivalents
                   Three months ended March 31, 1997 and 1996
                                (000's Omitted)
                                  (Unaudited)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
                                                      1997              1996
    Income tax payments (refunds)................. $       950            315
    Interest payments............................. $         -            118

                                                         (000's Omitted)
                                                  For the Period Ended March 31,
                                            ___________________________________

NON-CASH ACTIVITIES:                                          1997         1996





  Change in net unrealized investment gains
     (losses).....................................   $     (61,723)     (68,368)

    Less: Associated (increase) reduction in
          amortization of deferred cost of policies
           Produced...............................           21,893      19,235
          Purchased...............................            6,696          -
          Deferred income tax (expense) benefit...           11,736      17,197

     Net change in net unrealized gains (losses)...   $    (21,398)     (31,936)

    Investing activities:
     Purchase of securities:
       Available-for-sale.........................   $       6,490            -
     Sales of securities:
       Available-for-sale.........................   $        6,490           -

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

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
_______________________________________________

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of AmVestors and its wholly-
        owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors CBO II, Inc. (CBO II), AmVestors Investment Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company (FBL), The Insurance Mart, Inc. (TIM), and Rainbow Card Pack Publication, Inc. (RBCP), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:
        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of earnings and the statements of cash flows for the three month periods ended March 31, 1997 and 1996.
C. INVESTMENTS:

        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available-for-sale are carried at estimated market value, with any unrealized gains (losses) recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated fair value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of fair value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        Investments in common and preferred stock are carried at market, with unrealized gains (losses) recorded in stockholders' equity for securities available-for-sale.
        Investments in debt and equity securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market. Unrealized gains (losses) are included currently in the results of earnings.
        The cost of securities sold is determined on a specific identification basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are carried at an amount equal to the company's share of the partner's estimated market value with any unrealized gains or (losses) recorded in net investment income.

___________________________________________________________
D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies.
Due to the fact that considerable
        judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of March 31, 1997, and December 31, 1996, were as follows:
                                                     (000's Omitted)
                                           1997                    1996
                           _______________________     ________________________
                             Carrying       Fair        Carrying         Fair
                               Value        Value         Value          Value
                            ___________   _________     ___________    _________
Assets:
Debt securities ...........   $2,657,098    2,657,098    2,606,584    2,606,584
Equity securities .........       32,901       32,901       35,673       35,673
Other long-term investments       36,626       36,799       41,152       41,176
Short-term investments ....        1,801        1,801          371          371
Cash and cash equivalents .       52,818       52,818      132,574      132,574
Accounts receivable on
 securities settlements in
  process .................        1,996        1,996        2,395        2,395
Accrued investment income .       39,222       39,222       36,676       36,676
Liabilities:
 Future policy benefits -
  investment contracts .....    2,815,503    2,631,487    2,767,326    2,583,902
 Other policy liabilities ..       10,502       10,502        6,709        6,709
 Subordinated debentures
  payable ..................       65,000       65,975       65,000       65,325
 Amounts due on securities
  settlements in process ...       12,591       12,591       11,301       11,301
 Accrued expenses and other
  liabilities ..............        7,845        7,845        7,811        7,811

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

___________________________________________________________
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was c alculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        SUBORDINATED DEBENTURES PAYABLE - The fair value of the company's debentures is based on a dealer quote.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the
        balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed nationwide through a network of independent agents licensed in 47 states, the District of Columbia and the U.S. Virgin Islands. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 2% of annuity sales in
1996, and the top twenty individual agents accounted for approximately 18% of 1996 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings.
F.  DEFERRED COST OF POLICIES PRODUCED:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986,
___________________________________________________________
based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Estimates of the expected gross profits to be realized in future years include the
        anticipated yield on investments, including realized gains (losses). Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
G.  DEFERRED COST OF POLICIES PURCHASED:
        At the date of acquisition of a company, a portion of the purchase price is allocated to the right to receive future cash flows from the existing insurance contracts. The amount allocated represents the present value of the projected future cash flows from the acquired policies. These projections take into account mortality, surrenders, operating expenses, yields on the investments held to back the policy liabilities and other factors known or expected at the valuation date based on the judgment of manag ement.
        The deferred cost of policies purchased is amortized in relation to the incidence of expected cash flows over the expected life of the policies. If it is determined that the present value of future cash flows is insufficient to recover the deferred cost of policies purchased, its carrying value will be reduced with a corresponding charge to earnings.
H.  GOODWILL:
        Goodwill represents the excess of the amount paid to acquire a company over the fair value of the net assets acquired. This balance is amortized on a straight-line basis over a 30-year period. If it is determined through an estimate of future cash flows that the goodwill has been impaired, its carrying value will be reduced with a corresponding charge to earnings.
I.  FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\4%
depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
J.  PARTICIPATING POLICIES:
        The company issued participating policies on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
        K.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 3 to 8 years.
___________________________________________________________
L.  INCOME TAXES:
        The company and its subsidiaries, except for FBL, prepare and file their income tax returns on a consolidated basis. Under current tax law, FBLis not eligible for inclusion in a consolidated tax return for a period of five years following the acquisition.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
M.  EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible debentures outstanding with applicable reduction in interest expense related to the debentures.
N.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts and other securities with original maturities of three months or less.
O.  NEW ACCOUNTING STANDARDS:
        Effective for transfer and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, SFAS No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" establishes accounting and reporting standards based on the consistent application of the financial-components approach.
This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. The company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.
P.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the March 31, 1996 and December 31, 1996 financial statements to the March 31, 1997 presentation.

2. Investments:
_________________
A summary of net investment income and net investment gains (losses) follows:

                                                      (000's Omitted)
                                            For the Period Ended March 31,
                                        ______________________________________
                                                        1997         1996



Net investment income:
Debt securities.................................. $        47,739     37,781
Equity securities................................             386        168
Other long-term investments......................           1,392      1,234
Short-term investments...........................           1,620        715



    .............................................          51,137     39,898
Less investment expenses.........................             705        729



Net investment income............................ $        50,432     39,169
Net investment gains (losses):
 Realized investment gains (losses):
    Debt securities, available-for-sale.......... $           736      7,203
    Debt securities, trading.....................             290        280
    Equity securities, available-for-sale........           1,371          -
    Equity securities, trading...................             199        115



Net realized investment gains (losses)...........           2,596      7,598



 Unrealized investment gains (losses):
    Debt securities, trading.....................            (99)          22
    Equity securities, trading...................            (59)           7
    Other long-term investments..................              5           -



Net unrealized investment gains (losses).........           (153)          29



Net investment gains (losses).................... $         2,443      7,627

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

______________________________
        The maturity of the company's debt and equity securities portfolio as of March 31, 1997 was as follows:
                                                  (000's Omitted)
                                               As of March 31, 1997


                                    Available-for-Sale            Trading
                                               Estimated               Estimated
                                    Amortized    Market    Amortized     Market
                                      Cost        Value       Cost        Value

Debt securities:
 One year or less ...........   $     55,953      54,841        --          --
 Two years through five years        545,038     554,376       2,016       2,027
 Six years through ten years       1,611,952   1,597,894       6,188       6,178
 Eleven years and after .....        447,808     439,944       1,845       1,838
                                    2,660,751   2,647,055      10,049     10,043
Equity securities ...........         30,047      32,651         286         250
                                $  2,690,798   2,679,706      10,335      10,293

        These tables include the maturities of mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        The amortized cost, estimated market value and unrealized market gains and losses of debt and equity securities as of March 31, 1997 and December 31, 1996, were as follows:
                                                (000's Omitted)
                                                                    Estimated
                                   Amortized Unrealized Unrealized    Market
                                      Cost      Gains    Losses       Value
          March 31, 1997
         _______________
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade ............... $1,743,015   19,933    31,421    1,731,527
  High-yield .....................    139,102    2,161     3,128      138,135
                                    1,882,117   22,094    34,549    1,869,662
  U.S. Treasury obligations ......      5,399        9        98        5,310
  Mortgage-backed securities
  Investment grade ...............    768,314    8,122     7,797      768,639
  High-yield .....................      4,921     --       1,477        3,444
   Bonds available-for-sale ......  2,660,751   30,225    43,921    2,647,055
 Bonds trading:
  Corporate debt obligations
  Investment grade ...............      7,522       83        82        7,523
  High-yield .....................      2,527       11        18        2,520
   Bonds trading .................     10,049       94       100       10,043
    Total bonds ..................  2,670,800   30,319    44,021    2,657,098
Equity securities ................     30,333    3,663     1,095       32,901
                                   $2,701,133   33,982    45,116    2,689,999

_____________________________
                                                   (000's Omitted)
                                                                     Estimated
                                   Amortized  Unrealized Unrealized    Market
                                     Cost        Gains     Losses       Value
              December 31, 1996
           __________________
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade ............... $1,589,336    38,980     8,831    1,619,485
  High-yield .....................    129,510     3,546       821      132,235
                                    1,718,846    42,526     9,652    1,751,720
  U.S. Treasury obligations ......     44,520       246       437       44,329
  Mortgage-backed securities
  Investment grade ...............    778,615    18,216     2,561      794,270
  High-yield .....................      5,677      --       1,703        3,974
   Bonds available-for-sale ......  2,547,658    60,988    14,353    2,594,293
 Bonds trading:
  Corporate debt obligations
  Investment grade ...............      8,824        90        57        8,857
  High-yield .....................      3,374        84        24        3,434
  Bonds trading ..................     12,198       174        81       12,291
   Total bonds ...................  2,559,856    61,162    14,434    2,606,584
Equity securities ................     31,654     4,430       411       35,673
                                   $2,591,510    65,592    14,845    2,642,257

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:
                                             (000's Omitted)
                                      Accumulated                  Estimated
                      Original           Write         Carrying      Market
                       Cost              Downs           Value       Value
March 31, 1997        $ 7,545            7,545             -           -
December 31, 1996     $ 7,545            7,545             -           -

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

____________________________

        The amortized cost, estimated market value and unrealized market gains (losses) by type of mortgage-backed security as of March 31, 1997 and December 31, 1996 were as follows:

                                                               (000's Omitted)
                                                                                     Estimated
                                                   Amortized   Unrealized Unrealized   Market
             March 31, 1997                           Cost       Gains     Losses       Value
             _______________

Government agency mortgage-backed securities:
   Pass-throughs ................................   $     22          2       --           24
           Total government agency
             mortgage-backed securities .........         22          2       --           24
Government sponsored enterprise
 mortgage-backed securities:
        Planned amortization classes ............    465,091      6,025      3,320    467,796
        Targeted amortization classes and
         accretion directed classes .............     27,634        202       --       27,836

        Sequential classes ......................      8,840          8         36      8,812
        Pass-throughs ...........................      2,220         22         10      2,232
           Total government-sponsored enterprise
             mortgage-backed securities .........    503,785      6,257      3,366    506,676
Other mortgage-backed securities:
        Planned amortization classes ............     11,825        102       --       11,927
        Sequential classes ......................    206,865      1,471      3,909    204,427
        Pass-throughs ...........................          8       --         --            8
        Mezzanine classes .......................     12,165       --          242     11,923
        Subordinated classes ....................     38,565        290      1,757     37,098
           Total other mortgage-backed securities    269,428      1,863      5,908    265,383
Total mortgage-backed securities ................   $773,235      8,122      9,274    772,083

___________________________

                                                                       (000's Omitted)

                                                                                         Estimated
                                                      Amortized    Unrealized Unrealized   Market
             December 31, 1996                           Cost       Gains     Losses      Value
             _________________
Government agency mortgage-backed securities:
   Pass-throughs ................................   $     23          2       --           25
           Total government agency
             mortgage-backed securities .........         23          2       --           25
Government sponsored enterprise
 mortgage-backed securities:
        Planned amortization classes ............    488,496     13,569      1,400    500,665
        Targeted amortization classes and
         accretion directed classes .............     27,596        673       --       28,269

        Sequential classes ......................      8,883        194       --        9,077
        Pass-throughs ...........................      2,712         31          1      2,742
           Total government-sponsored enterprise
             mortgage-backed securities .........    527,687     14,467      1,401    540,753
Other mortgage-backed securities:
        Planned amortization classes ............     13,025        163       --       13,188
        Sequential classes ......................    204,193      3,054      1,160    206,087
        Pass-throughs ...........................          9       --         --            9
        Subordinated classes ....................     39,355        530      1,703     38,182
           Total other mortgage-backed securities    256,582      3,747      2,863    257,466
 Total mortgage-backed securities ...............   $784,292     18,216      4,264    798,244


        Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securitie s and sequential classes, which comprised 28.2% and 27.5% of the carrying value of the company's mortgage-backed securities as of March 31, 1997 and December 31, 1996, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consist of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches of the mortgage-backed security. PAC, TAC and ADsecurities comprised 65.3% and 67.5% of the carrying value of the company's mortgage-backed securities as of March 31, 1997 and December
31, 1996, respectively.
        As of March 31, 1997, 65.2% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 67.3% as of December 31, 1996. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of seven issues, with a carrying value of $27,106,340 as of March 31, 1997, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.

___________________________
        The consideration received on sales of investments, carrying value and realized gains and losses on those sales were as follows:

                                                           (000's Omitted)
                                                  For the Period Ended March 31,
                                                          1997       1996
         Consideration received .......................$ 216,294    180,312
         Carrying value ...............................  213,698    172,714
           Net realized investment gains (losses) .....$   2,596     7,598
         Investment gains ........................     $   3,338     8,365
         Investment losses .......................         (742)      (767)
           Net realized investment gains (losses) ...  $  2,596       7,598

        Net unrealized gains (losses) on debt securities available-for-sale, debt securities trading, equity securities available-for-sale, equity securities trading and other long-term investments changed as follows:
                                             (000's Omitted)
                                      Net Unrealized Gains (Losses)
                        Debt                    Equity
                      Securities      Debt    Securities   Equity     Other
                      Available-   Securities  Available- Securities  Long-term
                       for-Sale      Trading    for-Sale    Trading  Investments
Balance as of
  January 1, 1996 ...   $ 96,829          (4)        301          10         -
1996 Net Change .....    (50,194)         97       3,695          13         -
Balance as of
    December 31, 1996     46,635          93       3,996          23         -
1997 Net Change .....    (60,331)        (99)     (1,392)        (59)        5
Balance as of
    March 31, 1997 ..   $(13,696)         (6)      2,604         (36)        5

3. Other Assets:
________________

        Other assets consist of the following:
                                                           (000's Omitted)
                                                 ______________________________
                                                     March 31,     December 31,
                                                       1997            1996
                                                   _____________  ____________
        Property and equipment at cost:
         Home office properties
          (including land of $1,067)........     $   19,627           17,605
         Furniture and equipment.............         6,007            5,015
         Automobiles.........................           224              196
                                                   _____________  ____________
                                                      25,858          22,816
         Less accumulated depreciation..........       6,260           5,987
                                                   _____________  ____________
                                                     19,598           16,829
                                                   _____________  ____________
        Accounts receivable....................         557            1,051
        Other....................................     3,474            3,366
                                                   _____________  ____________
                                                 $   23,629           21,246
                                                   _____________  ____________
                                                   _____________  ____________

4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by American on any one life is $150,000, while the maximum amount of risk retained by FBL on any one life is 25,000.
        A summary of reinsurance data follows (000's Omitted):
                                                         Ceded to
        For the                               Gross       Other           Net
  Period Ended     Descriptions              Amount      Companies       Amount
_____________   ________________________   __________    ___________ ___________
  March 31,
    1997       Life insurance in force   $     290,846     214,017      76,829
               Insurance premiums and
               policy charges .......           4,642         233       4,409

  March 31,
     1996      Life insurance in force         305,699   234,692      71,007
               Insurance premiums and
               policy charges .......            2,649       192       2,457

  March 31,
     1997      Future policy benefits        3,054,786    232,695   2,822,091

December 31,
   1996        Future policy benefits        3,037,005    238,774   2,798,231

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.
        The company had amounts receivable under reinsurance agreements of $235,878,214 and $241,458,335 as of March 31, 1997 and December 31, 1996,
respectively. Of the total amounts receivable, $138,065,626 and $140,457,353 were associated with a coinsurance agreement entered into in 1989, which ceded 90% of the risk on American's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by American on the reinsured risks totaled $3,713,355 and $2,416,764 for period ended March 31, 1997 and 1996, respectively.

___________________________
        The following table identifies the components of the amounts receivable from ERC:

                                             (000's Omitted)
                                    __________________________________
                                         March 31,      December 31,
                                           1997           1996
                                      ______________  _____________


Reserve for future policy benefits ... $137,209 139,571 Reimbursement for benefit payments and
 administrative allowance ............        825        886
                                         ________   ________
                                         $138,034    140,457
                                         ________   ________
                                         ________   ________

        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. As of March 31, 1997 and December 31, 1996, the company had amounts receivable of $96,144,279 and $99,335,043 resulting from this agreement.
        The following table identifies the components of the amounts receivable from PLI:

                                               (000's Omitted)
                                      ________________________________
                                        March 31,   December 31,
                                         1997          1996
                                       ___________  _____________


Reserve for future policy benefits ...   $93,837    97,602
Reimbursement for benefit payments and
 administrative allowance ............     2,307     1,733
                                         _______   _______
                                         $96,144    99,335
                                         _______   _______
                                         _______   _______
5. Convertible Subordinated Debentures:
_______________________________________

        On July 12, 1996, the company closed an offering of $65,000,000 of Convertible Subordinated Debentures. These securities were placed in Europe pursuant to Regulation S under the Securities Act of 1933. The debentures pay an annual cash yield of 3% payable semi-annually, are convertible into the company's common stock at $17.125, and mature on July 12, 2003 unless previously converted or redeemed. The debentures are redeemable, in whole or in part, at the option of the holders, on September 30, 2001, at 124.25% of their principal amount (which in essence reflects deferred interest at a compounded rate of 4.25%), plus accrued but unpaid cash interest at the coupon rate of 3%. The debentures are redeemable, at the company's option, on or after June 30, 1999, at certain specified declining redemption prices (starting at 103% of principal value) plus accrued but unpaid cash interest (at the rate of 3%) and accrued deferred interest (at a compounded rate of 4.25%). The debentures may be redeemed any time after August 15, 1996, at the company's option at their principal amount plus accrued cash interest (at the rate of 3%), but with no payment for accrued deferred interest, if the average closing price of the company's common stock equals or exceeds $23.12 f or 20 consecutive trading days.
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance was used for other general corporate purposes.
6. Credit Agreement:
____________________
        On April 8, 1996, the company entered into a $35,000,000 credit agreement with The First National Bank of Chicago (First Chicago), Fleet National Bank (Fleet) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On that same date, the company borrowed the entire $35,000,000, using the proceeds to repay existing bank debt, fund the cash portion of the acquisition of FBG and for general corporate purposes.
        On July 12, 1996, the company paid off the existing bank debt from the proceeds of the Convertible Subordinated Debentures.

7. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. As of March 31, 1997 and December 31, 1996, the ESOP held 62,003 shares of AmVestors common stock. The company made no contributions to this plan during either the three months ended March 31, 1997 and 1996.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $2,662,965 as of March 31, 1997, and December 31, 1996.
        Each year the company makes contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock is allocated to participating employees. Of the 414,450 shares of the company's common stock now owned by the LESOP, 200,222 shares have been allocated to the participating employees with the remaining 214,228 shares being held by American as collateral for the loan.
        On October 24, 1996, the ESOP was merged into the LESOP.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $87,459 and $81,738 for three months ended March 31, 1997 and 1996, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age
70. A liability in the amount of $429,824, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were ($1,535) and $1,986 for the three months ended March 31, 1997 and 1996, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the three months ended March 31, 1997 and 1996, were $95,762 and $67,249, respectively.
        Prior to the merger with AmVestors, FBG had approved a non-contributory Employee Stock Ownership Plan (FBGESOP) and a contributory 401-k Plan for all of its employees. As of March 31, 1997 and December 31, 1996, the FBG ESOP owned 313,031 shares of AmVestors common stock and 76,579 warrants to purchase AmVestors common stock. At that same date, the 401-k Plan held 15,846 shares of AmVestors common stock and 3,861 warrants to purchase AmVestors common stock. The company anticipates maintaining these as separate plans for the benefit of the former FBG employees and is working with the Internal Revenue Service to correct any qualification problems which may exist. There were no contributions to the FBG ESOP in 1997 or 1996.
8. STOCKHOLDERS' EQUITY:
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1996, surplus profits of American were $19,936,727 and 10% of statutory capital and surplus was $10,146,126. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of March 31, 1997 and December 31, 1996, American's statutory capital and surplus was $101,457,061 and $101,461,258,respectively. The statutory net gain from operations for 1996 was $7,203,263.
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBL must have 115% of required statutory surplus.
        On December 31, 1996, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $25,384,976. The sum was statutory net profits and net realized capital gains for 1996 were $3,811,912. As of March 31, 1997, available surplus from net operating profits and net realized capital gains was $2,567,059. Required statutory surplus as of March 31, 1997 was $19,277,236 and actual surplus was $35,684,447.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices. This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,303,927 as of March 31, 1997).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial Guideline No. 32 concerning the Commissioners Annuity Reserve Valuation Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,000. The effect of this permitted accounting practice was to increase statutory surplus by $497,746 and $679,154 as of March 31, 1997 and December 31, 1996, respectively.
        On August 2, 1996, American was granted a variance from prescribed statutory accounting practices which allowed the company to contribute $20,000,000 to be used for the sole purpose of strengthening American's reserves without experiencing a decrease in Unassigned Funds (Surplus). The contribution was recorded as a contribution to a Special Surplus Fund and the resulting reserve strengthening was charged against this Special Surplus Fund. Total surplus was unaffected by this transaction.
        The company currently has two fixed stock option plans; the 1989 Nonqualified Stock Option Plan (1989 Plan), and the 1996 Incentive Stock Option Plan (1996 Plan). Options granted under the 1989 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 973,820 options to acquire common stock were outstanding under the 1989 Plan as of March 31, 1997. The 1996 Plan was approved by the stockholders of the company at its Annual Meeting held on May 16, 1996 and is intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code of 1986. Options granted under the 1996 Plan have an exercise price equal to the closing price of

____________________________________
the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. No options to acquire common stock were outstanding under the 1996 Plan as of March 31, 1997.
        Both the 1989 Plan and the 1996 Plan are administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares granted, and the exercise price are subject to the sole discretion of the Board of Directors.
        A summary of the company's stock option plans as of and for the period ended March 31, 1997 and December 31, 1996 follows:
                                  1997                        1996
                         ______________________      ____________________
                                         Weighted                Weighted
                                          Average                Average
                                         Exercise                Exercise
                        Shares            Price       Shares      Price
                       ________         ________     ________    ________
Options outstanding,
  beginning of period    1,551,556   $     11.15      839,841     $  8.97
Options granted .....      483,247         15.63      804,500       12.96
Options exercised ...     (129,919)        10.00      (76,285)       6.52
Options terminated ..           -             -       (16,500)      10.15
                        __________   ___________   __________   ______
Options outstanding,
  end of period .....   1,904,884   $     12.46     1,551,556   $   11.15
                        __________   ___________   __________   ______
                        __________   ___________   __________   ______

Options exercisable,
  end of period .....   1,003,211                   1,127,630
Options reserved for
  future grants,
  end of period .....         -0-                     483,247

         The following table summarizes information about stock options outstanding under the company's option plans as of March 31, 1997:
                                            Weighted
                                            Average           Weighted
      Range of                             Remaining          Average
      Exercise           Options          Contractual         Exercise
      Prices           Outstanding       Life in Years         Price
     ________         ____________      ______________      __________

      $4.84                 40,000                 -             $4.84
      $7.03-$7.50          143,073               .59              7.32
      $8.75                 20,000              7.65              8.75
     $10.00-$11.25         353,500              6.90             10.12
     $12.66-$13.50         865,064              8.71             12.94
     $15.60                483,247              5.07             15.63
                         __________        __________        __________
                         1,904,884              6.65            $12.46
                         __________        __________        __________
                         __________       __________         __________

____________________________________


        The following table summarizes information about stock options exercisable under the company's option plans as of March 31, 1997:
                                                  Weighted
                                                  Average
                          Options                 Exercise
                        Exercisable                Price
                        ____________             __________

                             40,000                  $4.84
                            143,573                   7.32
                             20,000                   8.75
                            353,500                  10.12
                            446,138                  12.83
                          __________             __________
                          1,003,211                 $10.69
                          __________             __________
                          __________             __________

        The estimated fair value of options granted in 1995 was $4.77 per share. The estimated fair value of options granted or modified in 1996 was $5.00 per share. The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the company's option plans been determined based on the fair value at the grant dates for awards under those p lans consistent with the method prescribed by SFAS123, the company's net earnings and fully diluted earnings per share for the quarter ended March 31, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:
                                                 1997          1996
                                            ______________  _____________


  Net earnings (in thousands):
    As reported..............................      $5,505         7,421
    Pro forma................................       5,125         7,350
  Fully diluted earnings per share:
    As reported..............................      $.37             .71
    Pro forma................................       .35             .70
        As SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting proforma compensation cost may not be representative of that to be expected in future years.
        The fair value of options granted in 1997 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 23.9%, (ii) risk-free interest rate of 5.37%, (iii) dividend yield of .70%, and (iv) an expected life equal to the contractual expiration.
        The fair value of options granted in 1996 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 29.4% (ii) risk-free interest rate of 5.14%, (iii) dividend yield of .58%, and (iv) an expected life equal to the contractual expiration.
        On March 17, 1989, the Board of Directors also adopted the 1989 Stock Appreciation Rights Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder.

____________________________________
                                                   For the Period Ended
                                                   (000's Omitted)
                                          _____________________________________
                                              March 31,            December 31,
                                                 1997                  1996
                                          ________________      ________________
  Rights outstanding, beginning of year..             -                 -
  Rights granted.........................             -                 -
  Rights exercised.......................             -                 -
  Rights expired.........................             -                 -
  Rights cancelled.......................             -                 -
                                          ________________    ________________
  Rights outstanding, end of year........             -                 -
                                          ________________    ________________
                                          ________________    ________________
  Reserved for future grants.............         35,000            35,000
                                          ________________     ________________
                                          ________________     ________________

        The company recorded no compensation expense relating to stock appreciation rights for the three months ended March 31, 1997 and 1996, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stocks as summarized in the following table:
        Warrant             Issue       Number      Exercise     Expiration
         Holder              Date     of Shares      Price          Date
  Morgan Guaranty          12/8/88      75,000    $    3.9688      12/9/98
                           4/30/92      95,002         6.3855      5/1/02

                                       170,002

        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,706 shares of its common stock. Also 52,660 warrants to purchase common stock were issued by the exercise of warrants previously issued by FBGby conversion. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002.
        In addition to the above, the company assumed warrants previously issued by FBG to purchase a total of 270,689 shares of its common stock. Prior to December 31, 1996, 260,305 warrants had been exercised. The remaining 10,384 warrants have exercise prices ranging from $1.346 to $3.7198.
9. Other Revenue:
__________________
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the three months ended March 31, 1997 and 1996 were $26,900 and $29,187, respectively.

_____________________________
        Other revenue for the three months ended March 31, 1997 includes override commissions of $415,133 attributable to the marketing efforts of AIMCORand TIM, and $152,541 of administrative fees received by AIG from AmVestors CBO Trust I.
10. Income Taxes:
_________________
        The provision for income taxes charged to operations was as follows:

                                                     (000's Omitted)
                                         For the three months Ended March 31,
                                                    1997           1996
Current income tax expense..................... $    864           3,172
Deferred income tax expense (benefit)..........    2,100           3,738
   Total income tax expense (benefit)..........$   2,964           3,910
11. Acquisition:
________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of FBG, a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,706 shares of common stock and cash of approximately $10,000,000.
        FBG was an insurance holding company which owned all of the shares of FBL, a Florida domiciled insurer, which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of AIMCOR and TIM, both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the three months ended March 31, 1997 include the results of operations of FBG.

____________________________
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized on a straight line basis over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:
                                                              (000's Omitted)
  ASSETS
        Investments...........................................  $   523,145
        Cash and cash equivalents.............................        8,932
        Amounts receivable under reinsurance agreements.......      112,875
        Accrued investment income.............................        7,373
        Deferred cost of policies purchased...................       51,500
        Goodwill..............................................       11,942
        Other assets..........................................        6,621
          Total assets.........................................  $  722,388
      LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
        Policy liabilities....................................  $   650,865
        Notes payable.........................................       15,500
        Deferred income taxes.................................        1,316
        Accrued expenses and other liabilities................        5,930
         Total liabilities....................................      673,611
         Stockholders' Equity:
        Common stock, no par value............................            -
        Paid in capital.......................................       48,777
          Total stockholders' equity...........................      48,777
           Total liabilities and stockholders' equity...........  $ 722,388

12. Commitments and Contingencies:
__________________________________

        The company's insurance subsidiaries are subject to state guaranty association assessments in all states in which they are admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges relating to the guaranty fund assessments impacted the years 1996 and 1995 by approximately $1,913,000 and $1,001,000. The company expects that further charges to income may be required in the future and will record such amounts when they become known.

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

    The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on deferred annuities, SPIAs without life contingencies and FPULs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
    The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DACamortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience.
If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature terminations.As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
    Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company reduced credited interest rates on its annuity products. Certain annuities issued by the company include a "bailout" feature which allows policyowners to withdraw their entire account balance without surrender charges for a period of 45 to 60 days following the initial determination of a renewal credited rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. As of
March 31, 1997, approximately $259.0 million, or 11.7% of American's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on $256.9 million of this amount is 6% or less. As of that same date, approximately $18.6 million, or 3.8% of FBL's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $18.6 million is 5.5% or less, with $14.8 million at 5% or less. If the company reduces credited interest rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received.
In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. Management expects that withdrawals on the company's annuity contracts will increase as such contracts approach maturity. The company may not be able to realize investment gains in the future to offset the adverse impact on earnings, shoul
d future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains (losses) and by the associated amortization of the deferred costs of policies produced and purchased. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains (losses)) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of deferred costs is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains, amortization of DACand other components of profit on the company's operating earnings:
                                    For the three months Ended March 31,
                          ___________________________________________________
                                          1997                         1996
                                                  (dollars in millions)
                                       (percent of average invested assets)
Average invested assets <F1>   $ 2,772.5       100.0%   $2,078.4          100.0%
Insurance premiums and
  policy charges ............   $   4.4           .63     $  2.5            .47%
Net investment income <F2> ...     50.4          7.28       39.2           7.54
Net investment gains
    (losses), core <F3> ......      2.1           .30         .4            .08
Policyholder benefits .......     (37.8)        (5.45)     (30.6)         (5.89)
Gross interest margin .......      19.1          2.76       11.4           2.20
Associated amortization of
    deferred cost of:
     Policies produced ......      (3.9)         (.56)      (2.9)          (.57)
     Policies purchased .....      (1.5)         (.22)         -             -
Net interest margin .........      13.7          1.98        8.5           1.63
Net investment gains, other .        .4           .06        7.2           1.39
Associated amortization of
    deferred cost of:
     Policies produced ......         -             -         (2.0)       (.39)
     Policies purchased .....       (.3)         (.04)           -          -
Net margin from investment
    gains, other ............        .1           .02        5.2           1.00
 Total net margin ...........      13.8          2.00       13.7           2.63
Expenses, net ...............      (3.9)         (.57)      (2.2)          (.42)
Operating earnings ..........       9.9          1.43       11.5           2.20
Interest expense ............      (1.4)         (.21)       (.1)          (.02)
Earnings before income taxes        8.5          1.22       11.3           2.18
Income tax expense ..........      (3.0)         (.43)%     (3.9)          (.75)
Net earnings ................   $   5.5           .79%$      1.43%
Operating earnings ..........   $   9.9          1.43%$      2.20%
Less: Net margin from
    investment gains, other .        .1           .02        5.2           1.00%
Operating earnings
    excluding net margin from
    investment gains, other .   $   9.8          1.41% $     6.3           1.20%
[FN]<F1> Average of cash, invested assets (before SFAS115 adjustment) and net amounts due to or from brokers on unsettled security trades at the beginning and end of period for 1997 and 1996.
<F2> Net investment income is presented net of investment expense.
<F3> Includes realized and unrealized gains (losses) on trading securities and realized
    gains (losses) on convertible securities where the company has accepted lower current yields in anticipation of the equity performance of the underlying common stock.
Note: Numbers may not add due to rounding.
        Three Months Ended March 31, 1997, and 1996
        INSURANCE PREMIUMS AND POLICY CHARGES increased $1.9 million or 76%, to $4.4 million in 1997, due primarily to a $1.8 million increase in surrender charges received on increased surrenders of annuity policies. This increase results in large part from the acquisition of FBG.
        NET INVESTMENT INCOME increased $11.2 million or 29%, to $50.4 million in 1997. This increase reflects an increase in average invested assets from $2,078.4 million in 1996 to $2,772.5 million in 1997, offset in part by a decrease in the average yield on invested assets from 7.5% for the three months ended March 31, 1996, to 7.3% for the same period in 1997. The increase in average invested assets can be attributed to the acquisition of FBG. The yield in both periods was impacted by investments in investment partnerships. These partnerships form a fund of funds totalling $19.2 million and $18.8 million on March 31, 1997 and 1996, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the S&P 500 over time without regard to the general direction of financial markets. This fund generated net income of $.4 million in the 1997 quarter compared with income of $.7 million in 1996.
        NET INVESTMENT GAINS (LOSSES) were $2.4 million in 1997, compared with $7.6 million in 1996. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in both periods are the result of general portfolio management. Unrealized gains (losses) in the company's bond portfolio were ($13.7) million, $46.7 million and $28.1 million as of March 31, 1997, December 31, 1996 and March 31, 1996, respectively.
        OTHER REVENUE increased $.6 million to $.7 million in 1997. This increase results from $.4 million of commissions received by TIM and AIMCOR and $.2 million of administrative fees received by AIGfrom AmVestors CBOTrust
I.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$7.2 million, or 24%, to $37.8 million in 1997 from $30.6 million in 1996.
This increase results primarily from an increase in annuity liabilities to $2,879.3 million on March 31, 1997, from $2,120.7 million on March 31, 1996. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 6.0% as of March 31, 1996, to 5.7% as of March 31, 1997. Both the increase in annuity liabilities and the decrease in the average interest rate credited on those liabilities are largely due to the acquisition of FBG.
        Amortization of deferred cost of policies produced decreased $1.0 million, or 26%, to $3.9 million in 1997 from $4.9 million in 1996.
Amortization associated with gross interest margin increased $1.0 million to $3.9 million in 1997 from $2.9 million in 1996. Amortization associated with investment gains decreased to $0 on $.4 million of gains in 1997 from $2.0 million on $7.6 million of gains in 1996. Costs incurred during 1997 and deferred into future policy periods were $11.9 million, compared with $9.1 million in 1996.
        Amortization of deferred cost of policies purchased of $1.8 million represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG. There was no similar expense in the 1996 period.
        General insurance expenses increased $2.0 million, or 105%, to $3.9 million for the 1997 three months from $1.9 million for the same period in 1996. This increase can be attributed to increases in business activity, assets under management and the acquisition of FBG.
        Interest expense increased $1.3 million reflecting the $65.0 million of convertible subordinated debentures issued in July, 1996.
        Income tax expense decreased $.9 million to $3.0 million in 1997 from $3.9 million in 1996. Taxes were provided at an effective rate of 35% on both 1997 and 1996 income.
LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of its insurance subsidiaries. The company's primary cash requirements are to pay operating expenses, stockholder dividends and debt service.
        As a holding company, the company relies on funds received from American and FBL to meet its cash requirements at the holding company level.
The company receives funds from American in the form of commissions paid to American Sales, fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of Kansas and Florida generally limit the ability of American and FBL to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by it's insurance subsidiaries be approved by the Insurance
Commissioner of the state of domicile.
        The liquidity requirements of American and FBL are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of reporting the company's consolidated statements of cash flows, financing activities include premiums received from sales of deferred annuities, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the three months ended March
31, 1997 and 1996 was ($16.9) million and $5.2 million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in 1997 resulted primarily from a $44.9 million increase in surrender and death benefits paid from $93.8 million (approximately 4% of beginning reserves for future policy benefits) to $138.7 million
(approximately 5% of beginning reserves for future policy benefits) offset by a $20.9 million increase in premiums received from $97.1 million to $118.0 million.
        Net cash provided by the company's operating activities was $52.2 million and $38.9 million in 1997 and 1996, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments with maturities of less than one year (5% and 8% as of March 31, 1997 and December 31, 1996, respectively). The weighted average duration of the company's investment portfolio was 4.6 years as of March 31, 1997.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. The company has met its capital needs and those of American through several different sources including bank borrowing, the issuance of convertible debentures and the sale of both preferred and common stock.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements.
        REINSURANCE. American and Employers Reassurance Corporation (ERC) are parties to a reinsurance agreement under which American ceded 90%, on a coinsurance basis, of the risk on its SPWLpolicies written prior to 1989.
Under the terms of the agreement, American continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, American receives a fee from the reinsurer for administering such policies. If ERCwere to become insolvent, American would remain responsible for the payment of all policy liabilities.
As of March 31, 1997 and December 31, 1996, American had amounts receivable resulting from this agreement of $138.0 million and $140.5 million, respectively.
        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. Under the terms of the agreement, FBL continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, FBLreceives a fee from the reinsurer for administering such policies. If PLI were to become insolvent, FBL would remain responsible for the payment of all policy liabilities. As of March 31, 1997 and December 31, 1996, FBL had amounts receivable resulting from this agreement of $96.1 and $99.3 million.
        In addition, American is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities are no longer protected by surrender charges increase.

PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.           Legal Proceedings
________________________________

        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
_____________________________________

        None
Item 3.           Defaults upon Senior Securities
_________________________________________________

        None
Item 4.           Submission of Matters to a Vote of Security Holders
______________________________________________________________________

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

 (10)(f)                  Employment Agreement dated October 3,                   Exhibit (10)(a) to Form 10-Q
                          1994, among the company, it's                           dated November 10, 1994
                          subsidiaries and Ralph W. Laster, Jr.

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

 Exhibit                  Page Number or Incorporation
  Number                       Description                                           by Reference

 (10)(i)                  1994 Stock Purchase Plan for Non-Employee         Exhibit (10)(j) to Form 10-K
                          Directors effective February 24, 1994             dated March 30, 1995

 (10)(j)                  Incentive Compensation Plan between the            Exhibit (10)(k) to Form 10-K
                          company and certain designated employees           dated March 30, 1995
                          effective for the calendar year 1994

 (10)(k)                  Employment Agreement dated January 1,               PP 38-42
                          1997 between the company and Timothy S.
                          Reimer

 (10)(l)                  Employment Agreement dated January 1,                PP 43-47
                          1997 between the company and Thomas M.
                          Fogt

 (10)(m)                  Employment Agreement dated January 1,                PP 48-52
                          1997 between the company and Lynn F.
                          Hammes

 (10)(n)                  Employment Agreement dated January 1,                PP 53-57
                          1997 between the company and Ronald J.
                          Stanley

 (10)(o)                  Special Incentive Bonus Agreement dated              PP 58-59
                          March 27, 1997, between the company and
                          Ralph W. Laster, Jr.

 (10)(p)                  Special Incentive Bonus Agreement dated              PP 60-61
                          March 27, 1997, between the company and
                          Mark V. Heitz

 (10)(q)                  Employment Agreement dated April 8,                  Exhibit (10)(p) to Form 10-Q
                          1996, between the company and                        dated November 13, 1996
                          Frank T. Crohn

 (10)(r)                  Employment Agreement dated April 8,                  Exhibit (10)(p) to Form 10-Q
                          1996, between the company and                        dated November 13, 1996
                          Donna J. Rubertone

 (11)                     Calculation of Earnings per Share                    P 62

 (20)                     Reports on Form 8-K
                          There were no reports on Form 8-K for
                           the three months ended March 31, 1997

 Exhibit                  Page Number or Incorporation
  Number                       Description                                              by Reference
 Exhibit                                                                                           Page Number or Incorporation

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

Date:  March 14, 1997
      ____________________

37
