Form 10-Q
period 1997-06-30
AMVESTORS FINANCIAL CORP
filed 1997-08-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
    For the six months ended
         June 30, 1997                           Commission File Number 0-15330
  ---------------------------

                        AMVESTORS FINANCIAL CORPORATION
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

               Kansas                                             48-1021516
         ----------------------------                ---------------------------

         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

    555 South Kansas Avenue, Topeka, Kansas                         66603
    -----------------------------------------                   ---------
     (Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code:  (785) 232-6945




Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock*
                                  -------------

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

            ----------------------------------------------------------------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

    Class                                        Outstanding June 30, 1997
    ------                                      ---------------------------
    Common Stock, no par value                        13,294,119 shares

                        AMVESTORS FINANCIAL CORPORATION
                                     INDEX


PARTI.               Financial Information:                         Page Number
                     Consolidated Balance Sheets-
                       June 30, 1997 and December 31, 1996                 2-3
                     Consolidated Statements of Earnings-
                       Six months ended June 30, 1997 and 1996               4
                     Consolidated Statements of Earnings-
                       Three months ended June 30, 1997 and 1996             5
                     Consolidated Statements of Stockholders' Equity-
                       Twelve months ended December 31, 1996 and
                       Six months ended June 30, 1997                        6
                     Consolidated Statements of Cash Flows-
                       Six months ended June 30, 1997 and 1996             7-8
                     Notes to Consolidated Financial Statements           9-28
                     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               28-35

PART II.             Other Information                                   36-40

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                (000's Omitted)
                                  (Unaudited)



ASSETS                                                          1997        1996
-------------------------------------------------------   ----------   ---------


Investments:
    Debt securities:
      Bonds:
        Available-for-sale (cost: $2,651,581 and
       $ 2,547,658)                                       $2,689,208   2,594,293
        Trading (cost: $34,272 and $12,198)                   34,729      12,291
                                                           2,723,937   2,606,584
    Equity securities:
      Common stock:
        Available-for-sale (cost: $2,124 and $1,396)           2,973       2,440
      Preferred stock:
        Available-for-sale (cost: $34,217 and $27,742)        37,457      30,694
        Trading (cost: $463 and $2,516)                          470       2,539
                                                              40,900      35,673
    Other long-term investments                               38,266      41,152
    Short-term investments                                       514         371
          Total investments                                2,803,617   2,683,780
Cash and cash equivalents
                                                              86,758     132,574
Amounts receivable under reinsurance agreements              230,430     241,458
Amounts receivable on securities settlements in process        2,536       2,395
Accrued investment income                                     38,384      36,676
Deferred cost of policies produced                           199,383     175,837
Deferred cost of policies purchased                           37,323      39,865
Goodwill                                                      11,444      11,644
Other assets                                                  28,438      21,246
        Total assets                                      $3,438,313   3,345,475


See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                (000's Omitted)
                                  (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY                     1997          1996
----------------------------------------------       -----------    ----------


Liabilities:

 Policy liabilities:
   Future policy benefits                               $3,118,221     3,037,005
   Other policy liabilities                                 14,024         6,709
                                                         3,132,245     3,043,714

 Subordinated debentures payable                            65,000        65,000
 Amounts due on securities settlements in process            1,357        11,301
 Deferred income taxes                                      16,075        13,302
 Accrued expenses and other liabilities                      9,827         7,811
              Total liabilities                          3,224,504     3,141,128
Commitments and contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value, authorized -
   2,000,000 shares                                             -              -
 Common stock, no par value, authorized -
   25,000,000 shares; issued - 13,342,295
    shares in 1997 and 13,167,372 shares in 1996            16,978        16,755
 Paid in capital                                           100,330        98,678
 Unrealized investment gains (losses) (net of deferred cost of policies produced amortization expense (benefit) of $14,988 and $18,175 and net of deferred cost of policies purchased amortization expense (benefit) of $4,083 and $5,112 and deferred income tax expense (benefit) of $7,859
   and $9,643)                                              14,785        17,701
 Retained earnings                                          84,452        73,949
                                                           216,545       207,083
 Less treasury stock                                          (234)        (234)
 Less leveraged employee stock ownership trust
   (LESOP)                                                  (2,502)      (2,502)
       Total stockholders' equity                          213,809       204,347
       Total liabilities and stockholders' equity      $ 3,438,313     3,345,475

See notes to consolidated financial statements.

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                    Six months  ended  June 30,  1997 and 1996  (000's  Omitted, except per share data)
                                  (Unaudited)


                                                                  1997      1996
Revenue:
    Insurance premiums and policy charges                     $  9,086     6,353
    Net investment income                                      103,138    89,157
    Net investment gains (losses)                                3,915     2,534
    Other revenue                                                1,561       713
    Total revenue                                              117,700    98,757
Benefits and expenses:
    Benefits, claims and interest credited to policyholders     76,471    66,765
    Amortization of deferred cost of policies produced           8,286     7,413
    Amortization of deferred cost of policies purchased          3,571     2,116
    General insurance expenses                                   7,550     5,536
    Premium and other taxes, licenses and fees                   1,624     1,100
    Other expenses                                                 104       113
    Total benefits and expenses                                 97,606    83,043
Operating earnings                                              20,094    15,714
Interest expense                                                 2,863       734
Earnings before income tax expense and extraordinary item       17,231    14,980
Income tax expense                                               6,031     5,243
Earnings before extraordinary item                              11,200     9,737
Extraordinary item: Loss on early extinguishment of
    debt (net of income tax benefit of $25)                       --        (47)
Net Earnings                                                  $ 11,200     9,690
Earnings per share of common stock:

    Primary:
    Net earnings                                              $    .81       .80
    Fully diluted:
    Net earnings                                              $    .73       .79

Average shares outstanding:

    Primary                                                     13,824    12,086
    Fully diluted                                               17,926    12,273

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   Three months  ended June 30,  1997 and 1996  (000's  Omitted, except per share data)
                                  (Unaudited)


                                                                 1997      1996
Revenue:
    Insurance premiums and policy charges .................   $ 4,677     3,896
    Net investment income .................................    52,706    49,988
    Net investment gains (losses) .........................     1,472    (5,093)
    Other revenue .........................................       896       688
     Total revenue ........................................    59,751    49,479
Benefits and expenses:
    Benefits, claims and interest credited to policyholders    38,707    36,145
    Amortization of deferred cost of policies produced ....     4,407     2,443
    Amortization of deferred cost of policies purchased ...     1,785     2,116
    General insurance expenses ............................     3,602     3,615
    Premium and other taxes, licenses and fees ............     1,015       849
    Other expenses ........................................        45        53
    Total benefits and expenses ...........................    49,561    45,221
Operating earnings ........................................    10,190     4,258
Interest expense ..........................................     1,428       609
Earnings before income tax expense and extraordinary item .     8,762     3,649
Income tax expense ........................................     3,067     1,333
Earnings before extraordinary item ........................     5,695     2,316
Extraordinary item: Loss on early extinguishment of
    debt (net of income tax benefit of $25) ...............      --         (47)
Net earnings ..............................................   $ 5,695     2,269
Earnings per share of common stock:

    Primary:
    Net earnings ..........................................   $   .41       .17
    Fully diluted:
    Net earnings ..........................................   $   .37       .17
Average shares outstanding:

    Primary ...............................................    13,925    13,574
    Fully diluted .........................................    17,990    13,671






See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (000's Omitted, except share and per share data)
                                  (Unaudited)
[CAPTION]

                                                         Unrealized
                                                         Investment
                                           Common Paid-in  Gains   Retained  Treasury
                                            Stock    Capital (Losses)Earnings  Stock   LESOP     Total
Balance as of January 1,
  1996 .................................   $  12,904  64,284  45,372  54,714       -      (2,829)  174,445

Net earnings ...........................                --      --      --       20,862      --      20,862
Change in unrealized invest-
  ment gains (losses) ..................        --      --   (27,671)   --         --        --     (27,671)
Cash dividends to stockholders
  ($.1425 per share on common
  stock) ...............................        --      --      --    (1,627)      --        --      (1,627)
Issuance of common stock:
 upon acquisition of company ...........                       3,464  28,865       --        --    - 32,329
 upon exercise of options ..............                 387     585<F1> --         --        --    - 972
Issuance of warrants:
  upon acquisition of company ..........        --     5,201    --      --         --        --       5,201
Purchase of warrants ...................                --   (257) -    --         --        --        (257)
Acquisition of treasury shares .........        --      --      --      --         (234)     --        (234)
Allocation of LESOP shares .............        --      --      --      --         --         327       327
----------------------------------------   ----------------- -------  ------   --------  --------  --------
Balance as of December 31,
  1996 .................................              16,755  98,678  17,701     73,949    (2,502)  204,347
Net earnings ...........................        --      --      --    11,200       --        --      11,200
Change in unrealized invest-
  ment gains (losses) ..................        --      --    (2,916)   --         --        --      (2,916)
Cash dividends to stockholders
  ($.0525 per share on common
  stock) ...............................                --      --    - (697       --        --        (697)
Issuance of common stock:
 upon exercise of options ..............                 223   1,652<F1>) --         --        --     1,875
----------------------------------------   ----------------- -------  ------   --------  --------  --------
Balance as of June 30,
  1997 .................................   $  16,978 100,330  14,785  84,452       (234)   (2,502)  213,809
========================================   ================= =======  ======   ========  ========  ========

<F1> Net of income tax  benefit  of $525 and $242 for the period  ended June 30,
1997 and December 31, 1996, respectively.

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                    Six Months ended June 30, 1997 and 1996
                                (000's Omitted)
                                  (Unaudited)

                                                                1997        1996
Operating Activities:
    Net earnings .......................................   $  11,200       9,689
    Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
      Interest credited to policyholders ...............      79,694      67,620
      Amortization of (discounts) premiums
       on debt securities, net .........................      (2,424)      (626)
      Amortization of deferred cost of policies
       produced ........................................      8,286       7,412
      Amortization of deferred cost of policies
        purchased ......................................       3,571       2,116

      Net investment (gains) losses ....................      (3,915)    (2,534)
      Investment trading activity ......................     (19,297)    (6,852)
      Accrued investment income ........................      (1,708)      (641)
      Deferred income taxes ............................      (4,610)        998
      Other, net .......................................       7,199       1,513
    Net cash provided by operating activities ..........      77,996      78,695
Investing Activities:
    Purchases of securities:
     Available-for-sale ................................    (393,279)  (537,208)
    Proceeds from sale of securities:
     Available-for-sale ................................     234,576     340,582
    Proceeds from maturity or redemption:
     Available-for-sale ................................      52,850      82,463
    Other long-term investments, net ...................       2,889       4,392
    Short-term investments, net ........................        (144)         12
    Capitalization of deferred cost of policies
      produced .........................................     (28,645)   (20,251)
    Capitalization of goodwill .........................          _        (330)
    Acquisition, net of cash received ..................          _      (2,314)
    Other, net .........................................      (3,003)    (3,494)
    Net cash used in investing activities ..............    (134,756)  (136,148)
Financing Activities:
    Premiums received ..................................     280,950     211,789
    Surrender and death benefits paid ..................    (278,470)  (215,318)
    Surrender and risk charges collected ...............       7,789       5,307
    Securities settlements in process ..................     (10,084)      2,082
    Acquisition of treasury stock ......................          _        (234)
    Cash dividends to stockholders .....................        (697)    (1,043)
    Issuance of common stock ...........................       1,874         472
    Notes payable ......................................          _       12,500
    Other, net .........................................       9,582       3,024
    Net cash provided by (used in)
     financing activities ..............................     10,944       18,579
Increase (Decrease) in Cash and Cash Equivalents .......     (45,816)   (38,874)
Cash and Cash Equivalents:
    Beginning of year ..................................     132,574      48,281
    End of year ........................................   $  86,758       9,407

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase  (Decrease)  in Cash and Cash  Equivalents  Six  months ended June 30, 1997 and 1996
                                (000's Omitted)
                                  (Unaudited)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION: .....        1997       1996
    Income tax payments (refunds) ...................    $  3,350      2,215
     Interest payments ..............................    $    975        600

                                                             (000's Omitted)
                                                  For the Period Ended June 30,

NON-CASH ACTIVITIES: ................................        1997       1996

   Change in net unrealized investment gains
     (losses) .......................................    $ (8,916)   (86,739)

    Less: Associated (increase) reduction in
          amortization of deferred cost of policies
           Produced .................................       3,187     24,989
          Purchased .................................       1,029       (403)

          Deferred income tax (expense) benefit .....       1,784     21,757
      Net change in net unrealized gains (losses) ...    $ (2,916)   (40,396)

                                                                    --------

    Investing activities:
     Purchase of securities:
       Available-for-sale ...........................    $ 20,884       --
     Sales of securities:
       Available-for-sale ...........................    $ 20,884       --

                                                                    --------

    Details of acquisition:
     Fair value of assets acquired ..................    $   --      722,388
     Liabilities assumed ............................        --     (673,611)
     Common stock and warrants issued ...............        --      (37,531)
     Cash paid ......................................        --       11,246
     Less: Cash acquired ............................        --       (8,932)
     Net cash paid for acquisition ..................    $   --        2,314

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

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
-----------------------------------------------

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of
AmVestors and its wholly-
        owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors CBO II Inc. (CBO II), AmVestors
Investment Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company (FBL), Annuity Warehouse, Inc. (AW), formerly The Insurance Mart, Inc., and Rainbow Card Pack
Publication, Inc. (RBCP), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:
        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the
company,   the  consolidated   financial   statements  contain  all  adjustments
(consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of earnings and the statements of cash flows for the six month periods ended June 30, 1997 and 1996.
C. INVESTMENTS:

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

-----------------------------------------------------------
D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of June 30, 1997, and December 31, 1996, were as follows:
                                                     (000's Omitted)

                                             1997              1996
                                        --------- ----------
                                        Fair    Carrying    Carrying    Fair
                                        Value     Value      Value      Value
                                     ---------- ---------  --------- ----------
Assets:
      Debt securities .............. $2,723,937 2,723,937  2,606,584  2,606,584
      Equity securities ............     40,900    40,900     35,673     35,673
      Other long-term investments ..     38,266    38,485     41,152     41,176
      Short-term investments .......        514       514        371        371
      Cash and cash equivalents ....     86,758    86,758    132,574    132,574
      Accounts receivable on
       securities settlements in
        process ....................      2,536     2,536      2,395      2,395
      Accrued investment income ....     38,384    38,384     36,676     36,676
Liabilities:
      Future policy benefits -
       investment contracts ........  2,879,970 2,663,753   2,767,32 62,583,902
      Other policy liabilities .....     14,024    14,024      6,709      6,709
      Subordinated debentures
       payable .....................     65,000    71,825     65,000     65,325
      Amounts due on securities
       settlements in process ......      1,357     1,357     11,301     11,301
      Accrued expenses and other
       liabilities .................      9,827     9,827      7,811      7,811

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

-----------------------------------------------------------
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was c alculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        SUBORDINATED DEBENTURES PAYABLE - The fair value of the company's debentures is based on a dealer quote.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation
methodologies could have a material effect on the estimated fair value amounts.
E. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed nationwide through a network of independent agents licensed in 47 states, the District of Columbia and the U.S. Virgin Islands. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 2% of annuity sales in 1996, and the top twenty individual agents accounted for approximately 18% of 1996 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings. F. DEFERRED COST OF POLICIES
PRODUCED:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986, 11
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
1. Summary of Significant Accounting Policies (continued):
-----------------------------------------------------------
based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Estimates of the expected gross profits to be realized in future years include the
        anticipated yield on investments, including realized gains (losses). Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
G.  DEFERRED COST OF POLICIES PURCHASED:
        At the date of acquisition of a company, a portion of the purchase price is allocated to the right to receive future cash flows from the existing insurance contracts. The amount allocated represents the present value of the projected future cash flows from the acquired policies. These projections take into account mortality, surrenders, operating expenses, yields on the investments held to back the policy liabilities and other factors known or expected at the valuation date based on the judgment of manag ement.
        The deferred cost of policies purchased is amortized in relation to the incidence of expected cash flows over the expected life of the policies. If it is determined that the present value of future cash flows is insufficient to recover the deferred cost of policies purchased, its carrying value will be reduced with a corresponding charge to earnings.
H.  GOODWILL:
        Goodwill represents the excess of the amount paid to acquire a company over the fair value of the net assets acquired. This balance is amortized on a straight-line basis over a 30-year period. If it is determined through an estimate of future cash flows that the goodwill has been impaired, its carrying value will be reduced with a corresponding charge to earnings.
I.  FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\4% depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
J.  PARTICIPATING POLICIES:
        The company issued participating policies on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities.
Policy benefit reserves do not include a provision for estimated future participating dividends.
K.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives of 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 1 to 10 years.
-----------------------------------------------------------
L.  INCOME TAXES:
        The company and its subsidiaries, except for FBL, prepare and file their income tax returns on a consolidated basis. Under current tax law, FBLis not eligible for inclusion in a consolidated tax return for a period of five years following the acquisition.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
M.  EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible debentures outstanding with applicable reduction in interest expense related to the debentures. N. CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts and other securities with original maturities of three months or less.
O.  NEW ACCOUNTING STANDARDS:
        Effective for transfer and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" establishes accounting and reporting standards based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. The company does not expect the implementation of this Statement to have a material effect on its consolidated financial statements.
P.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the June 30, 1996 and December 31, 1996 financial statements to the June 30, 1997 presentation.

2. Investments:
-----------------
A summary of net investment income and net investment gains (losses) follows:

                                                         (000's Omitted)
                                                  For the Period Ended June 30,


                                                           1997      1996



Net investment income:
Debt securities ..................................    $  98,307    86,203
Equity securities ................................          790       586
Other long-term investments ......................        3,158     2,701
Short-term investments ...........................        2,481       964

                                                        104,736    90,454
Less investment expenses .........................        1,598     1,297
Net investment income ............................    $ 103,138    89,157
Net investment gains (losses): Realized investment gains (losses):
    Debt securities, available-for-sale ..........    $     788     1,411
    Debt securities, trading .....................          822       267
    Equity securities, available-for-sale ........        1,699       577
    Equity securities, trading ...................          264       179
    Other ........................................            1        (5)
Net realized investment gains (losses) ...........        3,574     2,429
 Unrealized investment gains (losses):
    Debt securities, trading .....................          364       (43)
    Equity securities, trading ...................          (16)      148
    Other long-term investments ..................           (7)     --
Net unrealized investment gains (losses) .........          341       105
Net investment gains (losses) ....................    $   3,915     2,534
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

------------------------------
        The maturity of the company's debt and equity securities portfolio as of June 30, 1997 was as follows:
                                 (000's Omitted)
                               As of June 30, 1997
                                 Available-for-sale       Trading
                                             Estimated          Estimated
                        Amortized Market Amortized Market
                                      Cost      Value   Cost      Value
Debt securities:
 One year or less                 $   46,769     47,077       -       -
 Two years through five years        600,585    617,880     946      993
 Six years through ten years       1,533,665  1,551,950  28,274   28,632
 Eleven years and after              470,562    472,301   5,052    5,104
                                   2,651,581  2,689,208  34,272   34,729
Equity securities                     36,341     40,430     463      470
                                   $2,687,922 2,729,638  34,735   35,199

        These tables include the maturities of mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        The amortized cost, estimated market value and unrealized market gains and losses of debt and equity securities as of June 30, 1997 and December 31, 1996, were as follows:
                                           (000's Omitted)

                                                                Estimated
                              Amortized  Unrealized Unrealized    Market
                                Cost       Gains       Losses      Value

     June 30, 1997
    ---------------
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade .........   $1,784,525   33,441      12,052   1,805,914
  High-yield ...............      126,113    3,561       1,041     128,633
                                1,910,638   37,002      13,093   1,934,547
  U.S. Treasury obligations         5,467       13          47       5,433
  Mortgage-backed securities
  Investment grade .........      735,476   15,978       2,226     749,228
  High-yield ...............         --       --          --          --
  Bonds available-for-sale .    2,651,581   52,993      15,366   2,689,208
Bonds trading:
  Corporate debt obligations
  Investment grade .........        9,438      172          28       9,582
  High-yield ...............       24,834      377          64      25,147
  Bonds trading ............       34,272      549          92      34,729
  Total bonds ..............    2,685,853   53,542      15,458   2,723,937
Equity securities ..........       36,804    4,962         866      40,900
                               $2,722,657   58,504      16,324   2,764,837

-----------------------------
                                 (000's Omitted)
                                                                 Estimated
                               Amortized   Unrealized Unrealized   Market
                                 Cost       Gains      Losses      Value

    December 31, 1996
      ------------------
Bonds available-for-sale:
  Corporate debt obligations
  Investment grade .........   $1,589,336   38,980       8,831   1,619,485
  High-yield ...............      129,510    3,546         821     132,235
                                1,718,846   42,526       9,652   1,751,720
  U.S. Treasury obligations        44,520      246         437      44,329
  Mortgage-backed securities
  Investment grade .........      778,615   18,216       2,561     794,270
  High-yield ...............        5,677     --         1,703       3,974
  Bonds available-for-sale .    2,547,658   60,988      14,353   2,594,293
 Bonds trading:
  Corporate debt obligations
  Investment grade .........        8,824       90          57       8,857
  High-yield ...............        3,374       84          24       3,434
   Bonds trading ...........       12,198      174          81      12,291
    Total bonds ............    2,559,856   61,162      14,434   2,606,584
Equity securities ..........       31,654    4,430         411      35,673
                               $2,591,510   65,592      14,845   2,642,257

        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:
                           (000's Omitted)
                                  Accumulated              Estimated
                         Original    Write       Carrying    Market
                           Cost      Downs        Value      Value
June 30, 1997        $     7,545     7,545          -          -
December 31, 1996    $     7,545     7,545          -          -

        The company defines high-yield securities as those corporate debt obligations rated below investment grade by Standard & Poor's and Moody's or, if unrated, those that meet the objective criteria developed by the company's independent investment advisory firm. Management believes that the return on high-yield securities adequately compensates the company for additional credit and liquidity risks that characterize such investments. In some cases, the ultimate collection of principal and timely receipt of interest is dependent upon the issuer attaining improved operating results, selling assets or obtaining financing. 16 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

2. Investments (continued):
----------------------------

        The amortized cost, estimated market value and unrealized market gains (losses) by type of mortgage-backed security as of June 30, 1997 and December
31, 1996 were as follows:

                                                               (000's Omitted)

                                                                                   Estimated
                                               Amortized   Unrealized  Unrealized   Market
             June 30, 1997                        Cost       Gains     Losses        Value
             ---------------
Government agency mortgage-backed securities:
   Pass-throughs .................................   $     22        2    --          24
            Total government agency
             mortgage-backed securities ..........         22        2    --          24
 Government sponsored enterprise mortgage-backed securities:
        Planned amortization classes .............    437,667   11,601   1,375   447,893
        Targeted amortization classes and
         accretion directed classes ..............     27,568      662    --      28,230
        Sequential classes .......................      8,824      160    --       8,984
        Pass-throughs ............................      2,170       23    --       2,193
           Total government-sponsored enterprise
             mortgage-backed securities ..........    476,229   12,446   1,375   487,300
Other mortgage-backed securities:
        Planned amortization classes .............      9,783       99    --       9,882
        Sequential classes .......................    203,712    2,696     851   205,557
        Pass-throughs ............................          8     --      --           8
        Subordinated classes .....................     45,722      735    --      46,457
            Total other mortgage-backed securities    259,225    3,530     851   261,904
Total mortgage-backed securities .................   $735,476   15,978   2,226   749,228

---------------------------

                                                             (000's Omitted)

                                                                                  Estimated
                                                 Amortized    Unrealized Unrealized Market
             December 31, 1996                      Cost        Gains      Losses   Value
Government agency mortgage-backed securities:
   Pass-throughs .................................   $     23        2     -          25
           Total government agency
             mortgage-backed securities ..........         23        2     -          25
 Government sponsored enterprise mortgage-backed securities:
        Planned amortization classes .............    488,496   13,569   1,400   500,665
        Targeted amortization classes and
         accretion directed classes ..............     27,596      673     -      28,269
        Sequential classes .......................      8,883      194     -       9,077
        Pass-throughs ............................      2,712       31       1     2,742
           Total government-sponsored enterprise
             mortgage-backed securities ..........    527,687   14,467   1,401   540,753
Other mortgage-backed securities:
        Planned amortization classes .............     13,025      163     -      13,188
        Sequential classes .......................    204,193    3,054   1,160   206,087
        Pass-throughs ............................          9      -       -           9
        Subordinated classes .....................     39,355      530   1,703    38,182
            Total other mortgage-backed securities    256,582    3,747   2,863   257,466
Total mortgage-backed securities .................   $784,292   18,216   4,264   798,244


        Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securitie s and sequential classes, which comprised 29.2% and 27.5% of the carrying value of the company's mortgage-backed securities as of June 30, 1997 and December 31, 1996, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consist of planned
        amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches of the mortgage-backed security. PAC, TAC and ADsecurities comprised 64.6% and 67.5% of the carrying value of the company's mortgage-backed securities as of June 30, 1997 and December 31, 1996, respectively.
        As of June 30, 1997, 64.8% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 67.3% as of December 31, 1996. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of six issues, with a carrying value of $22,058,882 as of June 30, 1997, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody' s.

---------------------------
        The consideration received on sales of investments, carrying value and realized gains and losses on those sales were as follows:

                                 (000's Omitted)
                          For the Period Ended June 30,
                                    1997 1996
Consideration received .................   $ 378,242     442,597
Carrying value .........................     374,668     440,168
  Net realized investment gains (losses)   $   3,574       2,429
Investment gains .......................   $   7,137      10,225
Investment losses ......................      (3,563)     (7,796)
  Net realized investment gains (losses)   $   3,574       2,429


        Net unrealized gains (losses) on debt securities available-for-sale, debt securities trading, equity securities available-for-sale, equity securities trading and other long-term investments changed as follows:
                                       (000's Omitted)
                                 Net Unrealized Gains (Losses)
               -----------------------------------------------------------------

                      Debt                   Equity
                   Securities   Debt      Securities   Equity      Other
                   Available- Securities   Available-  Securities Long-term
                     for-Sale  Trading      for-Sale    Trading  Investments
Balance as of
  January 1, 1996 ...  $ 96,829      (4)        301        10         -
1996 Net Change .....   (50,194)     97       3,695        13         -
Balance as of
    December 31, 1996    46,635      93       3,996        23         -
1997 Net Change .....    (9,008)    364          93       (16)       (7)
Balance as of
    June 30, 1997 ...  $ 37,627     457       4,089         7        (7)

3. Other Assets:
----------------

        Other assets consist of the following:
                                                     (000's Omitted)
                                           ---------------------------------
                                                  June 30,        December 31,
                                                    1997               1996

Property and equipment at cost:
 Home office properties
  (including land of $525 and 1,067)......      $    18,829           17,605
 Furniture and equipment..................            5,671            5,015
 Automobiles..............................              207              196
                                                     24,707           22,816
 Less accumulated depreciation............            4,752            5,987
                                                     19,955          16,829
Accounts receivable.........................          4,931             593
Other.....................................            3,552           3,824
                                                $    28,438           21,246
4. Reinsurance:
---------------
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by American on any one life is $150,000, while the maximum amount of risk retained by FBL on any one life is $25,000.
        A summary of reinsurance data follows (000's Omitted):
                                                         Ceded to
    For the                                   Gross       Other         Net
  Period Ended         Descriptions           Amount    Companies      Amount
     June 30,
       1997       Life insurance in force    $283,367     207,556     75,811
                  Insurance premiums and
                  policy charges.......        9,532         446       9,086

     June 30,
       1996       Life insurance in force    308,443     233,065      75,378
                  Insurance premiums and
                  policy charges.......        6,948         595       6,353

     June 30,
       1997        Future policy benefits  3,118,221      227,779  2,890,442

   December 31,
       1996        Future policy benefits  3,037,005      238,774  2,798,231

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.
        The company had amounts receivable under reinsurance agreements of $230,430,267 and $241,458,335 as of June 30, 1997 and December 31, 1996,
respectively. Of the total amounts receivable, $136,200,197 and $140,457,353 were associated with a coinsurance agreement entered into in 1989, which ceded 90% of the risk on American's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC).
The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by American on the reinsured risks totaled $6,773,543 and $5,608,655 for periods ended June 30, 1997 and 1996, respectively.

---------------------------
        The following table identifies the components of the amounts receivable from ERC:

                                                       (000's Omitted)
                                                   June 30,     December 31,
                                                    1997           1996
 Reserve for future policy benefits              $    134,897      139,571
 Reimbursement for benefit payments and
  administrative allowance                              1,303          886
                                                 $    136,200      140,457

        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. As of June 30, 1997 and December 31, 1996, the company had amounts receivable of $92,560,445 and $99,335,043 resulting from this agreement.
        The following table identifies the components of the amounts receivable from PLI:

                                 (000's Omitted)
                              June 30, December 31,
                                              1997          1996
Reserve for future policy benefits        $ 91,263         97,602
Reimbursement for benefit payments and
 administrative allowance                    1,297          1,733
                                           $ 92,560         99,335

5. Convertible Subordinated Debentures:
---------------------------------------

        On July 12, 1996, the company closed an offering of $65,000,000 par value of Convertible Subordinated Debentures. These securities were placed in Europe pursuant to Regulation S under the Securities Act of 1933. The debentures pay an annual cash yield of 3% payable semi-annually, are convertible into the company's common stock at $17.125, and mature on July 12, 2003 unless previously converted or redeemed. The debentures are redeemable, in whole or in part, at the option of the holders, on September 30, 2001, at 124.25% of their principal amount (which in essence reflects deferred interest at a compounded rate of 4.25%), plus accrued but unpaid cash interest at the coupon rate of 3%. The debentures are redeemable, at the company's option, on or after June 30, 1999, at certain specified declining redemption prices (starting at 103% of principal value) plus accrued but unpaid cash interest (at the rate of 3%) and accrued deferred interest (at a compounded rate of 4.25%). The debentures may be redeemed any time after August 15, 1996, at the company's option at their principal amount plus accrued cash interest (at the rate of 3%), but with no payment for accrued deferred interest, if the average closing price of the company's common stock equals or exceeds $23.12 for 20 consecutive trading days.
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance was used for other general corporate purposes.
6. Credit Agreement:
--------------------
        On April 8, 1996, the company entered into a $35,000,000 credit agreement with The First National Bank of Chicago (First Chicago), Fleet National Bank (Fleet) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On that same date, the company borrowed the entire $35,000,000, using the proceeds to repay existing bank debt, fund the cash portion of the acquisition of FBG and for general corporate purposes.
        On July 12, 1996, the company paid off the existing bank debt from the proceeds of the Convertible Subordinated Debentures.

7. Retirement Plans:
--------------------
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. As of June 30, 1997 and December 31, 1996, the ESOP held 62,003 shares of AmVestors common stock. The company made no contributions to this plan during either the six months ended June 30, 1997 or 1996.
        The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $2,662,965 as of June 30, 1997, and December 31, 1996.
        Each year the company makes contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock is allocated to participating employees. Of the 413,360 shares of the company's common stock now owned by the LESOP, 199,135 shares have been allocated to the participating employees with the remaining 214,228 shares being held by American as collateral for the loan.
        On October 24, 1996, the ESOP was merged into the LESOP.
        The unallocated portion of the company's common stock owned by the
LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $174,918 and $163,476 for six months ended June 30, 1997 and 1996, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70. A liability in the amount of $432,130, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were $771 and ($1,558) for the six months ended June 30, 1997 and 1996, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the six months ended June 30, 1997 and 1996, were $189,032 and $164,040, respectively.
        Prior to the merger with AmVestors, FBG had approved a non-contributory Employee Stock Ownership Plan (FBGESOP) and a contributory 401-k Plan for all of its employees. As of June 30, 1997 and December 31, 1996, the FBG ESOP owned 313,031 shares of AmVestors common stock and 76,579 warrants to purchase AmVestors common stock. At that same date, the 401-k Plan held 15,846 shares of AmVestors common stock and 3,861 warrants to purchase AmVestors common stock. The company anticipates maintaining these as separate plans for the benefit of the former FBG employees and is working with the Internal Revenue Service to correct any qualification problems which may exist. There were no contributions to the FBG ESOP in 1997 or 1996.
8. STOCKHOLDERS' EQUITY:
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1996, surplus profits of American were $19,936,727 and 10% of statutory capital and surplus was $10,146,126. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of June 30, 1997 and December 31, 1996, American's statutory capital and surplus was $102,466,447 and $101,461,258,respectively. The statutory net gain from operations for 1996 was $7,203,263.
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1996, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $25,384,976. The sum of statutory net profits and net realized capital gains for 1996 were $3,811,912. As of June 30, 1997, available surplus from net operating profits and net realized capital gains was $2,640,894. Required statutory surplus as of June 30, 1997 was $19,302,555 and actual surplus was $36,252,955.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices. This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,074,424 as of June 30, 1997).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial Guideline No. 33 concerning the Commissioners Annuity Reserve Valuation Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,497. The effect of this permitted accounting practice was to increase statutory surplus by $210,736 and $441,450 as of June 30, 1997 and December 31, 1996, respectively.
        On August 2, 1996, American was granted a variance from prescribed statutory accounting practices which allowed the company to contribute $20,000,000 to be used for the sole purpose of strengthening American's reserves without experiencing a decrease in Unassigned Funds (Surplus). The contribution was recorded as a contribution to a Special Surplus Fund and the resulting reserve strengthening was charged against this Special Surplus Fund. Total surplus was unaffected by this transaction.
        The company currently has two fixed stock option plans; the 1989 Nonqualified Stock Option Plan (1989 Plan), and the 1996 Incentive Stock Option Plan (1996 Plan). Options granted under the 1989 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 928,820 options to acquire common stock were outstanding under the 1989 Plan as of June 30, 1997. The 1996 Plan was approved by the stockholders of the company at its Annual Meeting held on May 16, 1996 and is intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code of 1986. Options granted under the 1996 Plan have an exercise price equal to the closing price of 23
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
8. Stockholders' Equity (continued):
------------------------------------
the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 931,064 options to acquire common stock were outstanding under the 1996 Plan as of June 30, 1997.
        Both the 1989 Plan and the 1996 Plan are administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares granted, and the exercise price are subject to the sole discretion of the Board of Directors.
        A summary of the company's stock option plans as of and for the period ended June 30, 1997 and December 31, 1996 follows:
                                   1997                                1996
                          ----------------------           --------------------
                                     Weighted                     Weighted
                                     Average                      Average
                                     Exercise                     Exercise
                       Shares         Price          Shares        Price
                       --------      --------       --------      --------
Options outstanding,
  beginning of period  1,551,556       $ 11.15         839,841       $8.97
Options granted          483,247         15.63         804,500       12.96
Options exercised      (174,919)           7.71        (76,285)       6.52
Options terminated            -             -         (16,500)        10.15
Options outstanding,
  end of period        1,859,884       $ 12.63       1,551,556      $11.15
Options exercisable,
  end of period        1,082,711                     1,127,630
Options reserved for
  future grants,
  end of period               -                        483,247

        The  following  table   summarizes   information   about  stock  options
outstanding under the company's option plans as of June 30, 1997:
                                               Weighted
                                               Average           Weighted
        Range of                              Remaining          Average
        Exercise              Options        Contractual         Exercise
        Prices              Outstanding     Life in Years         Price
        --------            ------------    --------------      ----------

      $7.03-$7.50              143,073             .34             $7.32
      $8.75                     20,000            7.40              8.75
     $10.00-$11.25             348,500            6.66             10.13
     $12.66-$13.50             865,064            8.46             12.94
     $15.63                    483,247            4.82             15.63
                             ----------      ----------        ----------
                             1,859,884            6.54            $12.63

------------------------------------


        The  following  table   summarizes   information   about  stock  options
exercisable under the company's option plans as of June 30, 1997:
                                    Weighted
                                     Average
                        Options                 Exercise
                      Exercisable                Price
                      ------------             ----------

                          143,073                 $ 7.32
                           20,000                   8.75
                          348,500                  10.13
                          571,138                  12.98
                        ----------             ----------
                        1,082,711                 $11.24
                        ==========             ==========

        The estimated fair value of options granted or modified in 1996 was $6.03 per share. The estimated fair value of options granted in 1997 was $4.73 per share. The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the company's option plans been determined based on the fair value at the grant dates for awards under those p lans consistent with the method prescribed by SFAS123, the company's net earnings and fully diluted earnings per share for the six month period ended June 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:
                                                          1997          1996
   Net earnings (in thousands):
    As reported.......................................   $11,200        9,690
    Pro forma.........................................    10,412        8,986
  Fully diluted earnings per share:
    As reported.......................................   $   .73          .79
    Pro forma.........................................       .69          .73
        As SFASNo. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.
        The fair value of options granted in 1997 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 23.9%, (ii) risk-free interest rate of 5.37%, (iii) dividend yield of .58%, and (iv) an expected life equal to the contractual expiration.
        The fair value of options granted in 1996 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 29.4% (ii) risk-free interest rate of 5.14%, (iii) dividend yield of .69%, and (iv) an expected life equal to the contractual expiration.
        On March 17, 1989, the Board of Directors also adopted the 1989 Stock Appreciation Rights Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder. 25 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

8. Stockholders' Equity (continued):
------------------------------------
                                                        For the Period Ended
                                                          (000's Omitted)
                                                 -----------------------------

                                                   June 30,       December 31,
                                                     1997             1996
   Rights outstanding, beginning of year.......          -               -
   Rights granted..............................          -               -
   Rights exercised............................          -               -
   Rights expired..............................          -               -
   Rights cancelled............................          -               -
   Rights outstanding, end of year.............          -               -
   Reserved for future grants..................     35,000           35,000

        The  company   recorded  no  compensation   expense  relating  to  stock
appreciation   rights  for  the  six  months  ended  June  30,  1997  and  1996, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions. The
Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stocks as summarized in the following table:
     Warrant      Issue          Number       Exercise       Expiration
      Holder       Date        of Shares       Price            Date
 Morgan Guaranty  12/8/88         75,000      $ 3.9688        12/9/98
                  4/30/92         95,002        6.3855         5/1/02
                                 170,002

        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,706 shares of its common stock. On June 9, 1997 5 warrants were exercised to purchase common stock. In addition, 52,660 warrants to purchase common stock were issued upon the exercise of warrants previously issued by FBGby conversion. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002.
        In addition to the above, the company assumed warrants previously issued by FBG to purchase a total of 270,689 shares of its common stock.
Prior to December 31, 1996, 260,305 warrants had been exercised. The remaining 10,384 warrants have exercise prices ranging from $1.346 to $3.7198.
9. Other Revenue:
------------------
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the six months ended June 30, 1997 and 1996 were $53,217 and $57,859, respectively. 26 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

9. Other Revenue (continued):
-----------------------------
        Other revenue for the six months ended June 30, 1997 and 1996 includes override commissions of $855,513 and $418,669, respectively attributable to the marketing efforts of AIMCORand AW. The 1997 period includes $243,451 of administrative fees received by AIG from AmVestors CBO Trust I.
10. Income Taxes:
-----------------
        The provision for income taxes charged to operations was as follows:

                                                  (000's Omitted)
                        For the six months Ended June 30,
                                    1997 1996
Current income tax expense................ $    1,421      2,499
Deferred income tax expense (benefit).....      4,610      2,744
    Total income tax expense (benefit).... $    6,031      5,243

11. Acquisition:
----------------
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of FBG, a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,706 shares of common stock and cash of approximately $10,000,000.
        FBG was an insurance holding company which owned all of the shares of FBL, a Florida domiciled insurer, which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of AIMCOR and AW, both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the six months ended June 30, 1997 and 1996 include the results of operations of FBG. 27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
11. Acquisition (continued):
----------------------------
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized on a straight line basis over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:
                                                              (000's Omitted)
  ASSETS
        Investments.........................................  $     523,145
        Cash and cash equivalents...........................          8,932
        Amounts receivable under reinsurance agreements.....        112,875
        Accrued investment income...........................          7,373
        Deferred cost of policies purchased.................         51,500
        Goodwill............................................         11,942
        Other assets........................................          6,621
          Total assets......................................   $    722,388
          LIABILITIES AND STOCKHOLDERS' EQUITY
        Liabilities:
        Policy liabilities..................................  $      650,865
        Notes payable.......................................          15,500
        Deferred income taxes...............................           1,316
        Accrued expenses and other liabilities..............           5,930
         Total liabilities..................................         673,611
          Stockholders' Equity:
        Common stock, no par value..........................              -
        Paid in capital.....................................          48,777
          Total stockholders' equity........................          48,777
           Total liabilities and stockholders' equity.......    $    722,388


12. Commitments and Contingencies:
----------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
    The company specializes in the sale of deferred annuity products. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of single premium immediate annuities (SPIAs) and flexible premium universal life insurance (FPULs) have accounted for virtually all remaining premiums received. 28
    The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on deferred annuities, SPIAs without life contingencies and FPULs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale. Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
    The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DACamortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of the company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature terminations.As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
    Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company reduced credited interest rates on its annuity products. Certain annuities issued by the company include a "bailout" feature which allows policyowners to withdraw their entire account balance without surrender charges for a period of 45 to 60 days following the initial determination of a renewal credited rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. As of June 30, 1997, approximately $261.6 million, or 11.7% of American's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on $259.4 million of this amount is 6% or less. As of that same date, approximately $19.8 million, or 3.3% of FBL's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $19.8 million is 5.5% or less, with $14.3 million at 5% or less. If the company reduces credited interest rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. Management expects that withdrawals on the company's annuity contracts will increase as such contracts approach maturity. The company may not be able to realize investment gains in the future to offset the adverse impact on earnings, should future "bailout" surrenders occur. MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains (losses) and by the associated amortization of the deferred costs of policies produced and purchased. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains (losses)) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of deferred costs is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains, amortization of DACand other components of profit on the company's operating earnings: 29
                                                       For the six months Ended June 30,
                                                    ------------------------------------

                                                           1997                 1996
                                                              (dollars in millions)
                                                      (percent of average invested assets)
Average invested assets  <F1> .................   $  2,807.1     100.0%    $ 2,361.7     100.0%
Insurance premiums and
  policy charges .............................   $      9.1       .65%    $    6.4        .54%
Net investment income <F2> ....................        103.1       7.35%       89.2       7.55
Net investment gains
    (losses, core <F3> ........................          4.1        .29         1.6        .14
Policyholder benefits ........................        (76.5)     (5.45)      (66.8      (5.65)
Gross interest margin ........................         39.8)      2.84)       30.4       2.57
Associated amortization of
    deferred cost of:
     Policies produced .......................         (8.6)      (.61)       (6.9       (.59)
     Policies purchased ......................         (3.2)      (.23)       (2.5       (.21)
Net interest margin ..........................         28.0       2.00        20.9       1.77
Net investment gains (losses), other .........          (.2)      (.01)         .9        .08
Associated amortization of deferred cost of:
     Policies produced .......................           .4        .03         (.5       (.04)
     Policies purchased ......................          (.4)      (.03)         .5        .04
Net margin from investment
    gains (losses), other ....................          (.2)      (.01)         .9        .07
Total net margin .............................         27.8       1.98)       21.8       1.84
Expenses, net ................................         (7.7)      (.55)       (6.0)       (.51)
Operating earnings ...........................         20.1       1.43        15.8       1.33
Interest expense .............................         (2.9)      (.20)        (.7       (.06)
Earnings before income taxes and extraordinary
  item .......................................         17.2       1.23        15.0       1.27
Income tax expense ...........................         (6.0)      (.43)       (5.3       (.44)
Earnings before extraordinary item ...........         11.2        .80         9.7        .83%
Extraordinary item ...........................            -          -           -          -
Net earnings .................................   $     11.2        .80%        $ 9.7      .83%
Operating earnings ...........................   $     20.1       1.43%        $15.8     1.33%
Less: Net margin from
    investment gains (losses), other .........          (.2)      (.01)         .9        .07
Operating earnings
    excluding net margin from
    investment gains (losses), other .........   $     20.3       1.44%        $14.9     1.26%

<F1> Average of cash, invested assets (before SFAS115 adjustment) and net amounts due
    to or from brokers on unsettled security trades at the beginning and end of period for 1997 and time weighted for 1996 for acquisition of FBG effective April 1,
    1996.
<F2> Net investment income is presented net of investment expense.
<F3> Includes realized and unrealized gains (losses) on trading securities and realized
    gains (losses) on convertible securities where the company has accepted lower current yields in anticipation of the equity performance of the underlying common stock.

Note: Numbers may not add due to rounding.

                                                        For the three months Ended June 30,
                                                      --------------------------------------------------
                                                           1997                  1996
                                                              (dollars in millions)
                                                     (percent of average invested assets)
Average invested assets  <F1> .................   $  2,818.9     100.0%   $ 2,647.9     100.0%
Insurance premiums and
  policy charges .............................   $      4.7        .66%    $   3.9        .59%
Net investment income <F2> ....................         52.7       7.48        50.0       7.55
Net investment gains
    (losses), core <F3> .......................          2.0        .28         1.2        .18
Policyholder benefits ........................        (38.7)     (5.49)      (36.1)     (5.46)
Gross interest margin ........................         20.7       2.93        18.9       2.86
Associated amortization of
    deferred cost of:
     Policies produced .......................         (4.7)      (.67)       (4.0)      (.60)
     Policies purchased ......................         (1.6)      (.23)       (2.5)      (.38)
Net interest margin ..........................         14.3       2.03        12.4       1.87
Net investment gains (losses), other .........          (.5)      (.07)       (6.3)      (.95)
Associated amortization of deferred cost of:
     Policies produced .......................           .3        .05)        1.6        .23
     Policies purchased ......................          (.1)      (.02)         .4        .06
Net margin from investment
    gains (losses), other ....................          (.3)      (.05)       (4.3)      (.65)
Total net margin .............................         14.0       1.98         8.1       1.22
Expenses, net ................................         (3.8)      (.53)       (3.8)      (.58)
Operating earnings ...........................         10.2       1.45         4.3        .64
Interest expense .............................         (1.4)      (.20)        (.6)      (.09)
Earnings before income taxes and extraordinary
  item .......................................          8.8       1.25         3.7        .55
Income tax expense ...........................         (3.1)      (.44)       (1.3)      (.20)
Earnings before extraordinary item ...........          5.7        .81         2.3        .35
Extraordinary item ...........................        -         -            -         -
Net earnings .................................   $      5.7        .81%    $  2.3        .35%
Operating earnings ...........................   $     10.2       1.45%    $  4.3        .64%
Less: Net margin from
    investment gains (losses), other .........          (.3)      (.05)       (4.3)      (.65)
Operating earnings
    excluding net margin from
    investment gains (losses), other .........   $     10.5       1.50% $      8.6       1.29%

<F1> Average of cash, invested assets (before SFAS115 adjustment) and net amounts due
    to or from brokers on unsettled security trades at the beginning and end of period for 1997 and time weighted for 1996 for acquisition of FBG effective April 1,
    1996.
<F2> Net investment income is presented net of investment expense.
<F2> Includes realized and unrealized gains (losses) on trading securities and realized
    gains (losses) on convertible securities where the company has accepted lower current yields in anticipation of the equity performance of the underlying common stock.

Note: Numbers may not add due to rounding.

Six Months Ended June 30, 1997, and 1996
        INSURANCE PREMIUMS AND POLICY CHARGES increased $2.7 million or 42%, to $9.1 million in 1997, due primarily to a $2.2 million increase in surrender charges received on increased surrenders of annuity policies. This increase results in large part from the acquisition of FBG.
        NET INVESTMENT INCOME increased $13.9 million or 16%, to $103.1 million in 1997. This increase reflects an increase in average invested assets from $2,361.7 million in 1996 to $2,807.1 million in 1997, offset in part by a decrease in the average yield on invested assets from 7.6% for the six months ended June 30, 1996, to 7.4% for the same period in 1997. The increase in average invested assets can be attributed to the acquisition of FBG. The yield in both periods was impacted by investments in investment partnerships. These partnerships form a fund of funds totalling $20.5 million and $19.0 million on June 30, 1997 and 1996, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the S&P 500 over time without regard to the general direction of financial markets. This fund generated net income of $1.8 million in the 1997 six months compared with income of $1.5 million in 1996.
        NET INVESTMENT GAINS (LOSSES) were $3.9 million in 1997, compared with $2.5 million in 1996. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in both periods are the result of general portfolio management. Unrealized gains (losses) in the company's bond portfolio were $38.1 million, $46.7 million and $10.1 million as of June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
        OTHER REVENUE increased $.8 million to $1.6 million in 1997. This increase results from $.4 million increase in commissions received by AW and AIMCOR and a $.2 million increase in administrative fees received by AIG.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $9.7 million, or 15%, to $76.5 million in 1997 from $66.8 million in 1996. This increase results primarily from an increase in annuity liabilities to $2,945.1 million on June 30, 1997, from $2,797.8 million on June 30, 1996. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 5.7% as of June 30, 1996, to 5.5% as of June 30, 1997. Both the increase in annuity liabilities and the decrease in the average interest rate credited on those liabilities are largely due to the acquisition of FBG.
        Amortization of deferred cost of policies produced increased $.9 million, or 12%, to $8.3 million in 1997 from $7.4 million in 1996. Amortization associated with gross interest margin increased $1.7 million to $8.6 million in 1997 from $6.9 million in 1996. Amortization associated with investment gains (losses) decreased to $.4 million on $.2 million of (losses) in 1997 from $.5 million on $.9 million of gains in 1996. Costs incurred during 1997 and deferred into future policy periods were $28.6 million, compared with $20.3 million in 1996.
        Amortization of deferred cost of policies purchased increased $1.6 million to $3.6 million and represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG. The 1997 expense represents amortization for six months while the 1996 expense represents amortization for three months.
        General insurance expenses increased $2.1 million, or 38%, to $7.6 million for the 1997 six months from $5.5 million for the same period in 1996. This increase can be attributed to increases in business activity, assets under management and the acquisition of FBG.
        Interest expense increased $2.1 million reflecting the $65.0 million of convertible subordinated debentures issued in July, 1996.
        Income tax expense increased $.8 million to $6.0 million in 1997 from $5.2 million in 1996. Taxes were provided at an effective rate of 35% on both 1997 and 1996 income. 32
        Three Months Ended June 30, 1997, and 1996
        INSURANCE PREMIUMS AND POLICY CHARGES increased $.8 million or 20%, to $4.7 million in 1997, due primarily to a $.4 million increase in surrender charges received on increased surrenders of annuity policies and a $.4 million increase in premiums received on SPIA's with life contingencies.
        NET INVESTMENT INCOME increased $2.7 million or 5%, to $52.7 million in 1997. This increase reflects an increase in average invested assets from $2,647.9 million in 1996 to $2,818.9 million in 1997, offset in part by a decrease in the average yield on invested assets from 7.6% for the three months ended June 30, 1996, to 7.5% for the same period in 1997. The yield in both periods was impacted by investments in investment partnerships. These partnerships form a fund of funds totalling $20.5 million and $19.0 million on June 30, 1997 and 1996, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the S&P 500 over time without regard to the general direction of financial markets. This fund generated net income of $1.3 million in the 1997 three months compared with income of $.8 million in 1996.
        NET INVESTMENT GAINS (LOSSES) were $1.5 million gain in 1997, compared with $5.1 million loss in 1996. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in both periods are the result of general portfolio management. Unrea lized gains (losses) in the company's bond portfolio were $38.1 million, $46.7 million and $10.1 million as of June 30, 1997, December 31, 1996 and June 30, 1996, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $2.6 million, or 7%, to $38.7 million in 1997 from $36.1 million in 1996. This increase results primarily from an increase in annuity liabilities to $2,945.1 million on June 30, 1997, from $2,797.8 million on June 30, 1996. This increase was partially offset by a decrease in the average interest rate credited on the company's annuity liabilities, from 5.7% as of June 30, 1996, to 5.5% as of June 30, 1997.
        Amortization of deferred cost of policies produced increased $2.0 million, or 80%, to $4.4 million in 1997 from $2.4 million in 1996. Amortization associated with gross interest margin increased $.7 million to $4.7 million in 1997 from $4.0 million in 1996. Amortization associated with investment gains (losses) decreased $1.3 million to a benefit of $.3 million on $.5 million of (losses) in 1997 from a benefit of $1.6 million on $6.3 million of losses in 1996. Costs incurred during 1997 and deferred into future policy periods were $16.7 million, compared with $11.2 million in 1996.
        Amortization of deferred cost of policies purchased decreased $.4 million to $1.7 million and represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG.
        Interest expense increased $.8 million reflecting the $65.0 million of convertible subordinated debentures issued in July, 1996.
        Income tax expense increased $1.8 million to $3.1 million in 1997 from $1.3 million in 1996. Taxes were provided at an effective rate of 35% on both 1997 and 1996 income.
        LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of its insurance subsidiaries. The company's primary cash requirements are to pay operating expenses, stockholder dividends and debt service.
        As a holding company, the company relies on funds received from American and FBL to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, fees paid to AIG, rent, administrative, printing and data processing charges and dividends. The insurance laws of 33 Kansas and Florida generally limit the ability of American and FBL to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by its insurance subsidiaries be approved by the Insurance Commissioner of the state of domicile.
        The liquidity requirements of American and FBL are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of reporting the company's consolidated statements of cash flows, financing activities include premiums received from sales of deferred annuities, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the six months ended June 30, 1997 and 1996 was $10.3 million and $1.8 million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in 1997 resulted primarily from a $63.2 million increase in surrender and death benefits paid from $215.3 million (approximately 10% of beginning reserves for future policy benefits) to $278.5 million (approximately 9% of beginning reserves for future policy benefits) offset by a $69.2 million increase in premiums received from $211.8 million to $281.0 million.
        Net cash provided by the company's operating activities was $78.0 million and $78.7 million in 1997 and 1996, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments with maturities of less than one year (6% and 8% as of June 30, 1997 and December 31, 1996, respectively). The weighted average duration of the company's investment portfolio was 4.4 years as of June 30, 1997.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. The company has met its capital needs and those of American through several different sources including bank borrowing, the issuance of convertible debentures and the sale of both preferred and common stock.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 12 of Notes to Consolidated Financial Statements.
        REINSURANCE. American and Employers Reassurance Corporation (ERC) are parties to a reinsurance agreement under which American ceded 90%, on a coinsurance basis, of the risk on its SPWLpolicies written prior to 1989. Under the terms of the agreement, American continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, American receives a fee from the reinsurer for administering such policies. If ERCwere to become insolvent, American would remain responsible for the payment of all policy liabilities. As of June 30, 1997 and December 31, 1996, American had amounts receivable resulting from this agreement of $136.2 million and $140.5 million, respectively. 34
        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. Under the terms of the agreement, FBL continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, FBLreceives a fee from the reinsurer for administering such policies. If PLI were to become insolvent, FBL would remain responsible for the payment of all policy liabilities. As of June 30, 1997 and December 31, 1996, FBL had amounts receivable resulting from this agreement of $92.6 million and $99.3 million.
        In addition, American is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities are no longer protected by surrender charges increase. 35

PART II. OTHER INFORMATION
AMVESTORS FINANCIAL CORPORATION

Item 1.           Legal Proceedings
--------------------------------

        The company has no material legal proceedings pending against it.
Item 2.           Changes in Securities
-------------------------------------

        None
Item 3.           Defaults upon Senior Securities
-------------------------------------------------

        None
Item 4.           Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------------

        The annual meeting of the stockholders of the company was held May 15, 1997. The following Directors were elected at the annual meeting:
        Janis L. Andersen
        Mark V. Heitz
        Robert T. McElroy, M.D.
        The names of the other Directors where terms of office as Directors continued after the meeting were as follows:
        Robert G. Billings
        Jack H. Brier
        Robert R. Lee, II
        John F.X. Mannion
        Ralph W. Laster, Jr.
        R. Rex Lee, M.D.
        James V. O'Donnell
        Frank T. Crohn

Item 5.           Other Information
--------------------------------

        None
Item 6.           Exhibits and Reports on Form 8-K
------------------------------------------------

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

(4)(g)   Warrant agreement and form of warrant    Appendix V to Registration
                                                  statement on Form S-4, File
                                                  No. 333-01309 dated March 1,
                                                  1996

(10)(a)   Form of Indemnification Agreement between Exhibit (10)(a) to Form 10-K
          company and its officers and directors     dated March 29, 1988

Exhibit                                         Page Number or Incorporation
Number   Description                             by Reference
(10)(b) 1989 Non-Qualified Stock Option Plan      Exhibit (10)(q) to Form 10-K
        adopted March 17, 1989                    dated April 12, 1989

(10)(c) Stock Appreciation Rights Plan adopted Exhibit (10)(r) to Form 10-K March 17, 1989 dated April 12, 1989

(10)(d) Restricted Stock Plan adopted             Exhibit (4.4) to Registration
        March 17, 1989                            Statement on Form S-8, File
                                                  No. 33-31155 dated September
                                                  19, 1989

(10)(e) Employment Agreement dated December 17,   Exhibit (10)(l) to Form 10-K
        1992, among the company, its              dated March 30, 1993
        subsidiaries and Mark V. Heitz

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

(10)(i) 1994 Stock Purchase Plan for Non-Employee Exhibit (10)(j) to Form 10-K Directors effective February 24, 1994 dated March 30, 1995

(10)(j) Incentive Compensation Plan between the Exhibit (10)(k) to Form 10-K company and certain designated employees dated March 30, 1995 effective for the calendar year 1994

(10)(k) Employment Agreement dated January 1,     Exhibit (10)(k) to Form 10-Q
        1997 between the company and Timothy S.   dated May 14, 1997
        Reimer

(10)(l) Employment Agreement dated January 1,     Exhibit (10)(l) to Form 10-Q
        1997 between the company and Thomas M.    dated May 14, 1997
        Fogt

(10)(m) Employment Agreement dated January 1,     Exhibit (10)(m) to Form 10-Q
        1997 between the company and Lynn F.      dated May 14, 1997
        Hammes

(10)(n) Employment Agreement dated January 1,     Exhibit (10)(n) to Form 10-Q
        1997 between the company and J. Ronald    dated May 14, 1997
        Stanley

(10)(o) Special Incentive Bonus Agreement dated   Exhibit (10)(o) to Form 10-Q
        March 27, 1997, between the company and   dated May 14, 1997
        Ralph W. Laster, Jr.

Exhibit                                           Page Number or Incorporation
Number     Description                                      by Reference
(10)(p)   Special Incentive Bonus Agreement dated   Exhibit (10)(p) to Form 10-Q
          March 27, 1997, between the company and   dated May 14, 1997
          Mark V. Heitz

(10)(q)   Employment Agreement dated April 8,       Exhibit (10)(p) to Form 10-Q
          1996, between the company and             dated November 13, 1996
          Frank T. Crohn

(10)(r)   Employment Agreement dated April 8,       Exhibit (10)(p) to Form 10-Q
          1996, between the company and             dated November 13, 1996

          Donna J. Rubertone

(10)(s)   Employment Agreement dated April 1,       PP 42-56
          1997, between the company and
          Ralph W. Laster, Jr.

(10)(t)   Employment Agreement dated April 1,       PP 57-70
          1997, between the company and
          Mark V. Heitz


(11)       Calculation of Earnings per Share         P 71

(20)       Reports on Form 8-K
            There were no reports on Form 8-K for
            the three months ended June 30, 1997

(21)        Wholly-owned subsidiaries of the
            registrant:

            American Investors Life Insurance
            Company, Inc.
            555 South Kansas Avenue
            Topeka, Kansas 66603

            American Investors Sales Group, Inc.
            (formerly Gateway Corporation)
            555 South Kansas Avenue
            Topeka, Kansas 66603

            AmVestors Investment Group, Inc.
            (formerly American Investors Sales
            Group, Inc.)
            555 South Kansas Avenue
            Topeka, Kansas 66603

            AmVestors Acquisition Subsidiary, Inc.
            555 South Kansas Avenue
            Topeka, Kansas 66603

            AmVestors CBO II Inc.
            555 South Kansas Avenue
            Topeka, Kansas 66603

Exhibit                                         Page Number or Incorporation
Number           Description                             by Reference
              Annuity International Marketing
              Corporation
              7251 West Palmetto Park Road
              Boca Raton, Florida 33433

              Financial Benefit Life Insurance Company
              555 South Kansas Avenue
              Topeka, Kansas 66603

              Annuity Warehouse, Inc.
              (formerly The Insurance Mart, Inc.)
              7251 West Palmetto Park Road
              Boca Raton, Florida 33433

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

Date:  August 14, 1997
      --------------------
41