Form 10-Q/A
period 1997-06-30
AMVESTORS FINANCIAL CORP
filed 1997-10-01
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                   Form 10-Q/A
                               Amendment No. 1 to
                                   Form 10-Q

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

7. Related Party Transactions:
_____________________________
     On April 15, 1997 the company made a loan in the amount of $66,531 to its President and General Counsel. This loan bears interest at prime and is due and payable on or before December 31, 1997.
    On April 22, 1997 the company  engaged
Bush-O'Donnell & Co., Inc. as a financial advisor to assist the company in its analysis and consideration of various financial alternatives, including the possible sale or merger of the company. The fees to be earned will depend on the outcome of the assignment, subject to a minimum of $25,000. In the event the company is either sold or merged, a transaction fee of $350,000 plus .4% of the amount by which the aggregate consideration exceeds $362.5 million will be paid. Mr. James V. O'Donnell, President and shareholder of Bush-O'Donnell & Co., Inc. serves as a director of the company.
8. Retirement Plans:
_____________________
The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. As of June 30, 1997 and December 31, 1996, the ESOP held 62,003 shares of AmVestors common stock. The company made no contributions to this plan during either the six months ended June 30, 1997 or 1996.
The company sponsors a Leveraged Employee Stock Ownership Plan (LESOP) for all full-time employees with one year of service.
The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $2,662,965 as of June 30, 1997, and December 31,
1996.
Each year the company makes contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock is allocated to participating employees. Of the 413,360 shares of the company's common stock now owned by the LESOP, 199,135 shares have been allocated to the participating employees with the remaining 214,228 shares being held by American as collateral for the loan.
On October 24, 1996, the ESOP was merged into the LESOP.
The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $174,918 and $163,476 for six months ended
June 30, 1997 and 1996, respectively.
During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age 70. A liability in the amount of $432,130, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were $771 and ($1,558) for the six months ended June 30, 1997 and 1996, respectively.
Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the six months ended June 30, 1997 and 1996, were $189,032 and $164,040, respectively.
Prior to the merger with AmVestors, FBG had approved a non-contributory
Employee Stock Ownership Plan (FBG ESOP) and a contributory 401-k Plan for all of its employees. As of June 30, 1997 and December 31, 1996, the FBG ESOP
owned 313,031 shares of AmVestors common stock and 76,579 warrants to purchase AmVestors common stock. At that same date, the 401-k Plan held 15,846 shares of AmVestors common stock and 3,861 warrants to purchase AmVestors common stock. The company anticipates maintaining these as separate plans for the benefit of the former FBG employees and is working with the Internal Revenue Service to correct any qualification problems which may exist. There were no contributions to the FBG ESOP in 1997 or 1996.
9. Stockholders' Equity:
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1996, surplus profits of American were $19,936,727 and 10% of statutory capital and surplus was $10,146,126. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of June 30, 1997 and December 31, 1996, American's statutory capital and surplus was $102,466,447 and $101,461,258,respectively. The statutory net gain from operations for 1996 was $7,203,263.
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1996, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $25,384,976. The sum of statutory net profits and net realized capital gains for 1996 were $3,811,912. As of June 30, 1997, available surplus from net operating profits and net realized capital gains was $2,640,894. Required statutory surplus as of June 30, 1997 was $19,302,555 and actual surplus was $36,252,955.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices. This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($5,074,424 as of June 30, 1997).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial Guideline No. 33 concerning the Commissioners Annuity Reserve Valuation Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,497. The effect of this permitted accounting practice was to increase statutory surplus by $210,736 and $441,450 as of June 30, 1997 and December 31, 1996, respectively.
        On August 2, 1996, American was granted a variance from prescribed statutory accounting practices which allowed the company to contribute $20,000,000 to be used for the sole purpose of strengthening American's reserves without experiencing a decrease in Unassigned Funds (Surplus). The contribution was recorded as a contribution to a Special Surplus Fund
------------------------------------
 and the  resulting
reserve strengthening was charged against this Special Surplus Fund. Total surplus was unaffected by this transaction.
        The company currently has two fixed stock option plans; the 1989 Nonqualified Stock Option Plan (1989 Plan), and the 1996 Incentive Stock Option Plan (1996 Plan). Options granted under the 1989 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 928,820 options to acquire common stock were outstanding under the 1989 Plan as of June 30, 1997. The 1996 Plan was approved by the stockholders of the company at its Annual Meeting held on May 16, 1996 and is intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code of 1986. Options granted under the 1996 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 931,064 options to acquire common stock were outstanding under the 1996 Plan as of June 30, 1997.
        Both the 1989 Plan and the 1996 Plan are administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares granted, and the exercise price are subject to the sole discretion of the Board of Directors.
        A summary of the company's stock option plans as of and for the period ended June 30, 1997 and December 31, 1996 follows:
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
                                 170,002

        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,706 shares of its common stock. On June 9, 1997 5 warrants were exercised to purchase common stock. In addition, 52,660 warrants to purchase common stock were issued upon the exercise of warrants previously issued by FBGby conversion. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002.
        In addition to the above, the company assumed warrants previously issued by FBG to purchase a total of 270,689 shares of its common stock.
Prior to December 31, 1996, 260,305 warrants had been exercised. The remaining 10,384 warrants have exercise prices ranging from $1.346 to $3.7198.
10. Other Revenue:
------------------
        Effective December 1, 1989, the company entered into a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the company's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the six months ended June 30, 1997 and 1996 were $53,217 and $57,859, respectively.

-----------------------------
        Other revenue for the six months ended June 30, 1997 and 1996 includes override commissions of $855,513 and $418,669, respectively attributable to the marketing efforts of AIMCORand AW. The 1997 period includes $243,451 of administrative fees received by AIG from AmVestors CBO Trust I.
11. Income Taxes:
-----------------
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

12. Acquisition:
----------------
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of FBG, a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,706 shares of common stock and cash of approximately $10,000,000.
        FBG was an insurance holding company which owned all of the shares of FBL, a Florida domiciled insurer, which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of AIMCOR and AW, both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the six months ended June 30, 1997 and 1996 include the results of operations of FBG.

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


13. Commitments and Contingencies:
----------------------------------

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

(10)(r)   Employment Agreement dated April 8,       Exhibit (10)(p) to Form 10-Q
          1996, between the company and             dated November 13, 1996

          Donna J. Rubertone

(10)(s)   Employment Agreement dated April 1,       PP 42-56
          1997, between the company and
          Ralph W. Laster, Jr.

(10)(t)   Employment Agreement dated April 1,       PP 57-70
          1997, between the company and
          Mark V. Heitz

(10)(u)   Incentive Agreement dated April 22,        PP 71-73
          1997, between the company and
          Ralph W. Laster, Jr.

(10)(v)   Incentive Agreement dated April 22,        PP 74-76
          1997, between the company and
          Mark V. Heitz

(10)(w)   Engagement letter dated April 22,           PP 77-82
          1997, between the company and
          Bush-O'Donnell & Co., Inc.

(10)(x)   Promissory note dated April 15,               P 83
          1997, between the company as payee
          and Mark V. Heitz.

(10)(y)   Letter Agreement dated April 8,                P 84
          1996, between Financial Benefit
          Group, Inc. and John F.X. Mannion.

(10)(z)   Admendment to Employement Agreement           PP 85-86
          dated January 1, 1997 between
          the company and Thomas M. Fogt

(11)       Calculation of Earnings per Share              P 87

(20)       Reports on Form 8-K
            There were no reports on Form 8-K for
            the three months ended June 30, 1997

Exhibit                                           Page Number or Incorporation
Number     Description                                      by Reference

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

Date:  October 1, 1997
      --------------------
41