Form 10-Q
period 1997-09-30
AMVESTORS FINANCIAL CORP
filed 1997-11-14
CIK 5320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended
                September 30, 1997              Commission File Number 0-15330
    _______________________________

                        AMVESTORS FINANCIAL CORPORATION
                    _______________________________________
             (Exact name of registrant as specified in its charter)

                  Kansas                                48-1021516
         ____________________________         _________________________________

         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                  555 South Kansas Avenue, Topeka, Kansas 66603
          ____________________________________________________________
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

____________________________________________________________________________

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                         Outstanding November 10, 1997
    ______                       _______________________________
    Common Stock, no par value         17,215,888 shares

                        AMVESTORS FINANCIAL CORPORATION
                                     INDEX


PARTI.      Financial Information:                                  Page Number
            Item1. Financial Statements
            Consolidated Balance Sheets-
              September 30, 1997 and December 31, 1996                   2-3
            Consolidated Statements of Earnings-
              Nine months ended September 30, 1997 and 1996               4
            Consolidated Statements of Earnings-
              Three months ended September 30, 1997 and 1996              5
            Consolidated Statements of Stockholders' Equity-
              Twelve months ended December 31, 1996 and
              Nine months ended September 30, 1997                        6
            Consolidated Statements of Cash Flows-
              Nine months ended September 30, 1997 and 1996             7-8
            Notes to Consolidated Financial Statements                  9-28
            Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations            28-37

PART II.    Other Information                                          38-42

AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                (000's Omitted)
                                  (Unaudited)



 ASSETS                                                       1997      1996
 _________________________________________________________   _______   _______


 Investments:
     Debt securities:
       Bonds:
         Available-for-sale (cost: $2,773,931 and
          $2,547,658)                                     $2,850,133  2,594,293
         Trading (cost: $33,563 and $12,198)
                                                              34,830     12,291
                                                           2,884,963  2,606,584
     Equity securities:
       Common stock:
         Available-for-sale (cost: $1,159 and $1,396)          2,800      2,440
         Trading (Cost: $1,334 and $-0-)                       1,463          -
       Preferred stock:
         Available-for-sale (cost: $27,894 and $27,742)       31,620     30,694
         Trading (cost: $2,124 and $2,516)                     2,198      2,539
                                                              38,081     35,673
    Other long-term investments                               40,065     41,152
     Short-term investments                                      488        371
 Total investments                                         2,963,597  2,683,780
 Cash and cash equivalents                                    32,882    132,574
 Amounts receivable under reinsurance agreements             225,104    241,458
 Amounts receivable on securities settlements in process      22,344      2,395
 Accrued investment income                                    40,800     36,676
 Deferred cost of policies produced                          195,609    175,837
 Deferred cost of policies purchased                          30,806     39,865
 Goodwill                                                     11,345     11,644
 Other assets                                                 24,942     21,246
         Total assets                                    $ 3,547,429  3,345,475

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                (000's Omitted)
                                  (Unaudited)



 LIABILITIES AND STOCKHOLDERS' EQUITY                           1997      1996
 ___________________________________________________________ _______   _______


 Liabilities:

     Policy liabilities:
       Future policy benefits                              $3,190,796  3,037,005
       Other policy liabilities                                12,718      6,709





                                                             3,203,514 3,043,714

     Subordinated debentures payable                            65,000    65,000
     Amounts due on securities settlements in process            8,320    11,301
     Deferred income taxes                                      24,190    13,302
     Accrued expenses and other liabilities                     11,818     7,811
                   Total liabilities                         3,312,842 3,141,128
 Commitments and contingencies
 Stockholders' equity:
     Preferred stock, $1.00 par value, authorized -
       2,000,000 shares                                            -         -
     Common stock, no par value, authorized -
       25,000,000 shares; issued - 13,347,295
        shares in 1997 and 13,167,372 shares in 1996            16,984    16,755
     Paid in capital                                           100,374    98,678
     Unrealized investment gains (net of amortization of
     deferred cost of policies produced of $29,029 and
     $18,175 and net amortization of deferred cost of
     policies purchased of $8,463 and $5,112 and deferred
     income tax expense of $15,360 and $9,643)                  28,717    17,701
     Retained earnings                                          91,248    73,949
                                                               237,323   207,083
     Less treasury stock                                        (234)      (234)
     Less leveraged employee stock ownership trust
       (LESOP)                                                (2,502)    (2,502)
      Total stockholders' equity                              234,587    204,347
       Total liabilities and stockholders' equity          $3,547,429  3,345,475
See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 Nine months ended September 30, 1997 and 1996
                     (000's Omitted, except per share data)
                                  (Unaudited)
                                                                 1997      1996

 Revenue:
     Insurance premiums and policy charges..................$   14,314    10,451
     Net investment income                                     157,544   139,704
     Net investment gains                                       11,993     4,792
     Other revenue                                               2,279     1,473
       Total revenue                                           186,130   156,420
  Benefits and expenses:
     Benefits, claims and interest credited to policyholder.   117,938   104,500
     Amortization of deferred cost of policies produced         15,536    11,467
     Amortization of deferred cost of policies purchased         5,707     3,516
     General insurance expenses                                 11,976     9,084
     Premium and other taxes, licenses and fees                  2,218     1,879
     Other expenses                                                164       165
      Total benefits and expenses                              153,539   130,611
  Operating earnings                                            32,591    25,809
 Interest expense                                                4,289     2,107
 Earnings before income tax expense and extraordinary item      28,302    23,702
 Income tax expense                                              9,906     8,414
 Earnings before extraordinary item                             18,396    15,288
 Extraordinary item: Loss on early extinguishment of
     debt (net of income tax benefit of $148)                     -       (269)
  Net Earnings                                                 $18,396    15,019
 Earnings per share of common stock:

     Primary:
     Net earnings                                              $  1.31      1.19
     Fully diluted:
     Net earnings                                              $  1.17      1.15
 Average shares outstanding:

     Primary                                                    14,038    12,584
     Fully diluted                                              18,113    13,755

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                 Three months ended September 30, 1997 and 1996
                     (000's Omitted, except per share data)
                                  (Unaudited)
                                                               1997      1996

Revenue:
    Insurance premiums and policy charges                    $ 5,228     4,098
    Net investment income                                     54,406    50,547
    Net investment gains                                       8,078     2,258
    Other revenue                                                718       760
     Total revenue                                            68,430    57,663
Benefits and expenses:
    Benefits, claims and interest credited to policyholders   41,467    37,735
    Amortization of deferred cost of policies produced         7,250     4,054
    Amortization of deferred cost of policies purchased        2,136     1,400
    General insurance expenses                                 4,426     3,548
    Premium and other taxes, licenses and fees                   594       779
    Other expenses                                                60        52
    Total benefits and expenses                               55,933    47,568
Operating earnings                                            12,497    10,095
Interest expense                                               1,426     1,373
Earnings before income tax expense and extraordinary item     11,071     8,722
Income tax expense                                             3,875     3,171
Earnings before extraordinary item                             7,196     5,551
Extraordinary item: Loss on early extinguishment of
    debt (net of income tax benefit of $123)                    -        (222)
Net earnings                                                 $ 7,196     5,329
Earnings per share of common stock:
    Primary:
    Net earnings                                             $   .50       .39
    Fully diluted:
    Net earnings                                             $   .45       .36
Average shares outstanding:
    Primary                                                   14,404    13,636
    Fully diluted                                             18,200    16,939

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (000's Omitted, except share and per share data)
                                  (Unaudited)

                                                      Unrealized
                                   Common     Paid-in  Investment   Retained     Treasury
                                    Stock     Capital   Gains       Earnings      Stock      LESOP      Total
Balance as of January 1,
 1996                            2,904       64,284       45,372       54,714         -         (2,829)   174,445

Net earnings                        -          -           -           20,862         -            -       20,862
Change in unrealized invest-
  ment gains                        -          -        (27,671)        -           -           -        (27,671)
Cash dividends to stockholders
  ($.1425 per share on common
  stock)                            -          -           -         (1,627)        -           -         (1,627)
Issuance of common stock:
 upon acquisition of company       3,464      28,865         -           -           -           -         32,329
 upon exercise of options            387         585<F1>     -           -           -           -             972
Issuance of warrants:
  upon acquisition of company       -         5,201         -           -           -           -          5,201
Purchase of warrants                -          (257)        -           -           -           -           (257)
Acquisition of treasury shares      -          -           -           -           (234)        -           (234)
Allocation of LESOP shares          -          -           -           -           -            327          327
Balance as of December 31,
 1996                           16,755       98,678       17,701       73,949      (234)      (2,502)    204,347
Net earnings                        -          -           -         18,396         -              -         18,396
Change in unrealized invest-
  ment gains                        -          -         11,016         -           -             -          11,016
Cash dividends to stockholders
  ($.0825 per share on common
  stock)                            -          -           -         (1,097)        -              -          (1,097)
Issuance of common stock:
 upon exercise of options            229     1,696<F1>         -           -           -            -         1,925
Balance as of September 30,
1997                           $  16,984     100,374     28,717       91,248         (234)      (2,502)       234,587
    <F1> Net of income tax benefit of $548 and $242 for the period ended
         September 30, 1997 and December 31, 1996, respectively.


See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                 Nine Months ended September 30, 1997 and 1996
                                (000's Omitted)
                                  (Unaudited)

                                                           1997         1996






Operating Activities:
 Net earnings........................................... $  18,396      15,019
 Adjustments to reconcile net earnings to net
     cash provided by (used in) operating activities:
   Interest credited to policyholders...................   121,415     109,925
   Amortization of (discounts) premiums
    on debt securities, net.............................   (3,342)       (798)
   Amortization of deferred cost of policies
    produced............................................    15,536      11,467
   Amortization of deferred cost of policies
     purchased..........................................     5,707       3,516

   Net investment (gains) losses........................  (11,993)     (4,797)
   Investment trading activity..........................  (21,202)    (44,572)
   Accrued investment income............................   (4,124)     (2,396)
   Deferred income taxes................................     5,223       3,413
   Other, net...........................................     2,717         802
   Net cash provided by operating activities............   128,333      91,579
 Investing Activities:
  Purchases of securities:
   Available-for-sale.................................... (627,786)   (631,813)
  Proceeds from sale of securities:
   Available-for-sale....................................   336,290     407,285
  Proceeds from maturity or redemption:
   Available-for-sale....................................    78,198     120,727
  Other long-term investments, net.......................     1,091       4,324
  Short-term investments, net............................     (117)         219
  Capitalization of deferred cost of policies
    produced.............................................  (46,161)    (30,408)
  Capitalization of goodwill.............................        -       (341)
  Acquisition, net of cash received......................        -     (2,314)
  Construction of home office............................   (4,507)     (7,691)
  Other, net.............................................       198       (271)
  Net cash used in investing activities.................. (262,794)   (140,283)
Financing Activities:
  Premiums received......................................  442,137     317,991
  Surrender and death benefits paid...................... (414,303)   (344,339)
  Surrender and risk charges collected...................    12,276      8,801
  Securities settlements in process......................  (22,929)      8,118
  Acquisition of treasury stock..........................        -       (234)
  Cash dividends to stockholders.........................   (1,097)     (1,333)
  Issuance of common stock...............................     1,925        483
  Purchase of warrants...................................        -        (257)
  Notes payable..........................................        -    (22,500)
  Debentures payable.....................................        -       65,000
  Reinsurance reimbursements.............................    18,486      11,510
  Other, net.............................................   (1,726)         619
  Net cash provided by (used in)
   financing activities..................................    34,769     43,859
Increase (Decrease) in Cash and Cash Equivalents........... (99,692)     (4,845)
Cash and Cash Equivalents:
   Beginning of year......................................   132,574      48,281
   End of year............................................ $  32,882      43,436

See notes to consolidated financial statements.

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                Increase (Decrease) in Cash and Cash Equivalents
                 Nine months ended September 30, 1997 and 1996
                                (000's Omitted)
                                  (Unaudited)


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:          1997              1996




    Income tax payments (refunds).................... $   3,093            2,590
    Interest payments...............................  $    975               805







                                                        (000's Omitted)
                                              For the Period Ended September 30,

__________________________________

NON-CASH ACTIVITIES:                                    1997            1996





Change in net unrealized investment gains
   (losses).......................................... $  30,938         (80,016)

  Less: Associated (increase) reduction in
        amortization of deferred cost of policies
         Produced....................................  (10,854)           22,764
        Purchased....................................   (3,351)            (508)
        Deferred income tax (expense) benefit........   (5,717)           20,207





  Net change in net unrealized gains (losses)........ $  11,016         (37,553)







___________________________________________________

  Investing activities:
   Purchase of securities:
     Available-for-sale.............................. $  55,953              -
   Sales of securities:
     Available-for-sale.............................. $   55,953             -

           __________________________________________

  Details of acquisition:
   Fair value of assets acquired..................... $       -          722,388
   Liabilities assumed...............................         -        (673,611)
   Common stock and warrants issued..................         -         (37,531)



   Cash paid.........................................         -           11,246
   Less: Cash acquired...............................         -          (8,932)



   Net cash paid for acquisition..................... $       -            2,314


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

                AMVESTORS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:
_______________________________________________

A.  PRINCIPLES OF CONSOLIDATION:

        The consolidated financial statements include the accounts of AmVestors and its wholly-
        owned subsidiaries American Investors Life Insurance Company, Inc. (American), American Investors Sales Group, Inc. (American Sales), AmVestors Acquisition Subsidiary, Inc. (AAS), successor through merger with Financial Benefit Group, Inc. (FBG), AmVestors CBO II Inc. (CBO II), AmVestors Investment Group, Inc. (AIG), Annuity International Marketing Corporation (AIMCOR), Financial Benefit Life Insurance Company (FBL), Annuity Warehouse, Inc. (AW), formerly The Insurance Mart, Inc., and Rainbow Card Pack Publication, Inc. (RBCP), (collectively the company). All significant intercompany accounts and transactions have been eliminated.
B.  ACCOUNTING PRINCIPLES AND PRACTICES:
        The accompanying unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles as promulgated by the American Institute of Certified Public Accountants. In the opinion of the company, the consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of earnings and the statements of cash flows for the nine month period s ended September 30, 1997 and 1996.
C. INVESTMENTS:

        Debt securities held-to-maturity are carried at amortized cost, except that those securities with an other than temporary impairment in value are carried at estimated net realizable value. Debt securities available-for-sale are carried at estimated market value, with any unrealized gains (losses) recorded in stockholders' equity.
        Investments are reviewed on each balance sheet date to determine if they are impaired. In determining whether an investment is impaired, the company considers whether the decline in market value at the balance sheet date is an other than temporary decline; if so, then the investment's carrying value is reduced to a new cost basis which represents estimated fair value. The decline in value is reported as a realized loss, and a recovery from the new cost basis is recognized as a realized gain only at sale.
        The estimates of fair value are based on information obtained from published financial information provided by issuers, independent sources such as broker dealers or the company's independent investment advisor. Such amounts represent an estimate of the consideration to be received in the future when the defaulted company's debt is settled through the sale of their assets or the restructuring of their debt. These estimates do not represent the discounted present value of these future considerations.
        Investments in common and preferred stock are carried at market, with unrealized gains (losses) recorded in stockholders' equity for securities available-for-sale.
        Investments in debt and equity securities which were purchased principally for the purpose of selling such securities in the near term are classified as trading securities and are carried at market, with unrealized gains (losses) included currently in the results of earnings.
        The cost of securities sold is determined on a specific identification basis.
        Other long-term investments include policy loans and mortgage loans on real estate which are carried at cost less principal payments since date of acquisition, and certain partnership investments which are accounted for using the equity method of accounting. These partnership investments are evaluated on an annual basis to determine the existence of an impairment.

___________________________________________________________
D.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

        Estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Due to the fact that considerable judgment is required to interpret market data to develop the estimates of fair value, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.
        The carrying values and estimated fair values of the company's financial instruments as of September 30, 1997, and December 31, 1996, were as follows:
                                                  (000's Omitted)
                                           1997                      1996

                                 Carrying       Fair       Carrying      Fair
                                  Value         Value        Value       Value
                               __________   __________   __________   __________
Assets:
Debt securities               $2,884,963    2,884,963    2,606,584    2,606,584
Equity securities                 38,081       38,081       35,673       35,673
Other long-term investments       40,065       40,216       41,152       41,176
Short-term investments               488          488          371          371
Cash and cash equivalents         32,882       32,882      132,574      132,574
Accounts receivable on
 securities settlements in
  process                         22,344       22,344        2,395        2,395
Accrued investment income         40,800       40,800       36,676       36,676
Liabilities:
Future policy benefits -
 investment contracts          2,954,041    2,731,858    2,767,326    2,583,902
Other policy liabilities          12,718       12,718        6,709        6,709
Subordinated debentures
 payable                          65,000       79,950       65,000       65,325
Amounts due on securities
 settlements in process            8,320        8,320       11,301       11,301
Accrued expenses and other
 liabilities                      11,818       11,818        7,811        7,811

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

___________________________________________________________
        FUTURE POLICY BENEFITS FOR INVESTMENT CONTRACTS - The fair values for deferred annuities were estimated to be the amount payable on demand at the reporting date as those investment contracts have no defined maturity and are similar to a deposit liability. The amount payable at the reporting date was c alculated as the account balance less any applicable surrender charges.
        OTHER POLICY LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        SUBORDINATED DEBENTURES PAYABLE - The fair value of the company's debentures is based on a dealer quote.
        AMOUNTS DUE ON SECURITIES SETTLEMENTS IN PROCESS - The carrying amount reported in the
        balance sheet approximates the fair value of this liability.
        ACCRUED EXPENSES AND OTHER LIABILITIES - The carrying amount reported in the balance sheet approximates the fair value of these liabilities.
        The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.
E. SIGNIFICANT RISKS AND UNCERTAINTIES:
        NATURE OF OPERATIONS - The company specializes in the sale of deferred annuity products, the earnings on which are not currently taxable to the annuity owner. Any changes in tax regulations which eliminate or significantly reduce this advantage of tax deferred income would adversely impact the operations of the company. The company's products are marketed nationwide through a network of independent agents licensed in 47 states, the District of Columbia and the U.S. Virgin Islands. The company is not dependent on any one agent or agency for a substantial amount of its business. No single agent accounted for more than 2% of annuity sales in
1996, and the top twenty individual agents accounted for approximately 18% of 1996 annuity sales.
        USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.
        CERTAIN SIGNIFICANT ESTIMATES - Certain costs incurred to acquire new business are deferred and amortized in relation to the incidence of expected gross profits over the expected life of the policies. Determination of expected gross profits includes management's estimate of certain elements over the life of the policies, including investment income, interest to be credited to the contract, surrenders and resultant surrender charges, deaths and in the case of life insurance, mortality charges to be collected. These estimates of expected gross profits are used as a basis for amortizing deferred costs. These estimates are periodically reviewed by management and, if actual experience indicates that the estimates should be revised, the total amortization recorded to date is adjusted by a charge or credit to earnings.
F.  DEFERRED COST OF POLICIES PRODUCED:
        The costs of acquiring new business (primarily commissions and policy expenses), which vary with and are directly related to the production of new business, have been deferred. The deferred costs related to investment-type deferred annuity contracts are amortized in relation to the incidence of expected gross profits over the expected life of the policies. For single premium life insurance, deferred policy acquisition costs are amortized over the life of the policies, but not more than 20 years for policies issued before January l, 1987, and not more than 30 years for policies issued after December 31, 1986,
___________________________________________________________
based on the expected gross profits for the amortization periods. The deferred costs related to traditional life contracts are amortized over the premium paying period for the related policies using the same actuarial assumptions as to interest, mortality and withdrawals as are used to calculate the reserves for future benefits.
        Estimates of the expected gross profits to be realized in future years include the
        anticipated yield on investments, including realized gains (losses). Deferred policy acquisition costs will be adjusted in the future based on actual investment income earned.
G.  DEFERRED COST OF POLICIES PURCHASED:
        At the date of acquisition of a company, a portion of the purchase price is allocated to the right to receive future cash flows from the existing insurance contracts. The amount allocated represents the present value of the projected future cash flows from the acquired policies. These projections take into account mortality, surrenders, operating expenses, yields on the investments held to back the policy liabilities and other factors known or expected at the valuation date based on the judgment of manag ement.
        The deferred cost of policies purchased is amortized in relation to the incidence of expected cash flows over the expected life of the policies. If it is determined that the present value of future cash flows is insufficient to recover the deferred cost of policies purchased, its carrying value will be reduced with a corresponding charge to earnings.
H.  GOODWILL:
        Goodwill represents the excess of the amount paid to acquire a company over the fair value of the net assets acquired. This balance is amortized on a straight-line basis over a 30-year period. If it is determined through an estimate of future cash flows that the goodwill has been impaired, its carrying value will be reduced with a corresponding charge to earnings.
I.  FUTURE POLICY BENEFITS:
        Liabilities for future policy benefits under life insurance policies, other than single premium life insurance, have been computed by the net level premium method based upon estimated future policy benefits (excluding participating dividends), investment yield, mortality and withdrawals giving recognition to risk of adverse deviation. Interest rates range from 41\2% to 101\4%
depending on the year of issue, with mortality and withdrawal assumptions based on company and industry experience prevailing at the time of issue.
        For single premium life insurance and single premium annuities, the future policy benefits are equal to the accumulation of the single premiums at the credited rate of interest and for single premium whole life, less any mortality charges.
J.  PARTICIPATING POLICIES:
        The company issued participating policies on which dividends are paid to policyholders as determined annually by the Board of Directors. The amount of dividends declared but undistributed is included in other liabilities. Policy benefit reserves do not include a provision for estimated future participating dividends.
K.  DEPRECIATION:
        The home office buildings are depreciated on the straight-line basis over estimated lives from 25 to 40 years. Other depreciation is provided on the straight-line basis over useful lives ranging from 1 to 10 years.
___________________________________________________________
L.  INCOME TAXES:
        The company and its subsidiaries, except for FBL, prepare and file their income tax returns on a consolidated basis. Under current tax law, FBLis not eligible for inclusion in a consolidated tax return for a period of five years following the date of acquisition.
        The company provides for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been reported in the financial statements on the liability method.
M.  EARNINGS PER SHARE:
        Primary earnings per share of common stock are computed by dividing net earnings by the sum of the weighted average number of shares outstanding during the period plus dilutive common stock equivalents applicable to stock options and warrants calculated using the treasury stock method. Fully diluted earnings per share assumes the conversion of the convertible debentures outstanding with applicable reduction in interest expense related to the debentures.
N.  CONSOLIDATED STATEMENTS OF CASH FLOWS:
        For purposes of reporting cash flows, cash and cash equivalents includes cash and money market accounts and other securities with original maturities of three months or less.
O.  NEW ACCOUNTING STANDARDS:
        SFAS125 - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES
        Effective for transactions occurring after December 31, 1996, SFAS
125 establishes accounting and reporting standards based on the consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. The company does not expect the implementation of SFAS125 to have a material effect on its consolidated financial statements.
        SFAS 127 - Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125
        Issued in December, 1996, as an amendment to SFAS 125, SFAS 127 defers the provisions of SFAS 125 as regards repurchase agreements, dollar-rolls, securities lending and similar transactions for one year. The company does not expect the implementation of SFAS 127 to have a material effect on its consolidated financial statements.
        SFAS 128 - Earnings Per Share
        Effective for interim and annual periods ending after December 15, 1997, SFAS128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. Basic earnings per share is computed by dividing income available for common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock and shared in the income available for common stockholders. The company does not expect the implementation of SFAS 128 to have a material effect on the reported earnings per share of the company.
        SFAS 129 - Disclosure of Information about Capital Structure
        Effective for periods ending after December 15, 1997, SFAS129 is applicable to all entities and requires disclosure of the pertinent rights and privileges of the various securities the entity has outstanding. These disclosures shall include dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking-fund requirements, unusual voting rights and

___________________________________________________________

significant terms of contracts to issue additional shares. In addition, an entity is required to disclose the number of shares issued upon conversion, exercise or satisfaction of required conditions. Due to the reporting nature of SFAS129, the company does not expect the implementation to have a material effect on its consolidated financial statements.
        SFAS 130 - Reporting Comprehensive Income
        Effective for financial periods beginning after December 15, 1997, SFAS130 establishes standards for reporting of comprehensive income and its components. All items that are required to be recognized as components of comprehensive income, consisting of changes in the equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Due to the reporting nature of SFAS130, the company does not expect the implementation to have a material effect on its consolidated financial statements.
        SFAS 131 - Disclosures about Segments of an Enterprise and Related Information
        Effective for financial periods beginning after December 15, 1997, SFAS131 establishes standards for the reporting of information about operating segments in the financial statements of public companies. Operating segments are components of an enterprise about which separate financial information is available and evaluated on a regular basis by the chief operating decision maker in deciding how to allocate resources and assess performance. Financial information is required to be reported on the basis tha t it is used for the internal evaluation of segment performance and the allocation of resources to segments. Due to the reporting nature of SFAS 131, the company does not expect the implementation to have a material effect on its consolidated financial statements.
P.  RECLASSIFICATIONS:
        Certain reclassifications have been made to conform the September 30, 1996 and December 31, 1996 financial statements to the September 30, 1997 presentation.

2. Investments:
_________________
A summary of net investment income and net investment gains (losses) follows:

                                                       (000's Omitted)
                                             For the Period Ended September 30,
                                           ____________________________________

                                                    1997             1996



Net investment income:
Debt securities............................  $       148,763        135,403
Equity securities..........................            1,371          1,057
Other long-term investments................            5,892          3,590
Short-term investments.....................            3,258          1,641



    .......................................          159,284        141,691
Less investment expenses...................            1,740          1,987



Net investment income......................  $      157,544         139,704
Net investment gains (losses):
 Realized investment gains (losses):
    Debt securities, available-for-sale....  $         4,646          3,404
    Debt securities, trading...............            1,540            360
    Equity securities, available-for-sale..            4,039            707
    Equity securities, trading.............              427            282
    Other..................................              (1)           (122)
Net realized investment gains (losses).....           10,651          4,631
 Unrealized investment gains (losses):
    Debt securities, trading...............            1,173            154
    Equity securities, trading.............              181              7
    Other long-term investments............             (12)              -
Net unrealized investment gains (losses)...            1,342            161
Net investment gains (losses)..............  $        11,993          4,792
         Certain limited partnership investments are included in income from other long-term investments. These funds (commonly referred to as hedge funds) are managed by outside investment advisors. The investment guidelines of these partnerships provide for a broad range of investment alternatives, including stocks, bonds, futures, options, commodities, and various other financial instruments. These investments were purchased with the strategy to achieve a yield in excess of the S&P 500 Index. The partnerships are carried at an amount equal to the company's share of the partnerships' net asset value with the current period change recorded in net investment income. In accordance with the permitted guidelines, the investments purchased by these partnerships may experience greater than normal volatility which could materially affect the company's earnings for any given period.

______________________________
        The maturity of the company's debt and equity securities portfolio as of September 30, 1997 was as follows:
                                              (000's Omitted)
                                           As of September 30, 1997
                                  Available-for-Sale            Trading
                                             Estimated             Estimated
                                 Amortized    Market    Amortized    Market
                                   Cost       Value       Cost        Value
 Debt securities:
 One year or less              $   40,939      41,222        -          -
 Two years through five years     645,303     668,332       3,016       3,172
 Six years through ten years    1,635,997   1,679,494      25,197      26,084
 Eleven years and after           451,692     461,085       5,350       5,574
                                2,773,931   2,850,133      33,563      34,830
Equity securities                  29,053      34,420       3,458       3,661
                               $2,802,984   2,884,553      37,021      38,491
          These tables include the maturities of mortgage-backed securities based on the estimated cash flows of the underlying mortgages.
        The amortized cost, estimated market value and unrealized market gains and losses of debt and equity securities as of September 30, 1997 and December 31, 1996, were as follows:
                                                 (000's Omitted)
                                                                      Estimated
                                 Amortized   Unrealized   Unrealized    Market
                                   Cost         Gains      Losses        Value
     September 30, 1997
 Bonds available-for-sale:
  Corporate debt obligations
  Investment grade              $1,855,929       52,937    2,984    1,905,882
  High-yield                       158,266        4,870      959      162,177
                                 2,014,195       57,807    3,943    2,068,059
  U.S. Treasury obligations          6,310           27       21        6,316
  Mortgage-backed securities
  Investment grade                 753,426       23,052      720      775,758
  High-yield                          --           --       --           --
Bonds available-for-sale         2,773,931       80,886    4,684    2,850,133
Bonds trading:
  Corporate debt obligations
  Investment grade                  12,263          570      130       12,703
  High-yield                        21,300          877       50       22,127
  Bonds trading                     33,563        1,447      180       34,830
   Total bonds                   2,807,494       82,333    4,864    2,884,963
Equity securities                   32,511        5,901      331       38,081
                                $2,840,005       88,234    5,195    2,923,044

_____________________________
                                          (000's Omitted)

                                                                      Estimated
                              Amortized      Unrealized   Unrealized    Market
                                Cost          Gains        Losses       Value
    December 31, 1996
Bonds available-for-sale:
Corporate debt obligations
Investment grade............$ 1,589,336       38,980        8,831    1,619,485
High-yield                      129,510        3,546          821      132,235
                              1,718,846       42,526        9,652    1,751,720
U.S. Treasury obligations        44,520          246          437       44,329
Mortgage-backed securities
Investment grade                778,615       18,216        2,561      794,270
High-yield                        5,677         --          1,703        3,974
 Bonds available-for-sale     2,547,658       60,988       14,353    2,594,293
 Bonds trading:
Corporate debt obligations
Investment grade                  8,824           90           57        8,857
High-yield                        3,374           84           24        3,434
  Bonds trading                  12,198          174           81       12,291
Total bonds                   2,559,856       61,162       14,434    2,606,584
Equity securities                 31,654        4,430          411       35,673
                              $2,591,510       65,592       14,845    2,642,257


        The preceding table includes the carrying value and estimated market value of debt securities which the company has determined to be impaired (othe r than temporary decline in value) as follows:
                                          (000's Omitted)
                                      Accumulated                  Estimated
                          Original      Write       Carrying          Market
                            Cost         Downs        Value            Value
September 30, 1997      $   7,545        7,545          -                -
December 31, 1996       $   7,545        7,545          -                 -

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

____________________________

        The amortized cost, estimated market value and unrealized market gains (losses) by type of mortgage-backed security as of September 30, 1997 and December 31, 1996 were as follows:
                                                        (000's Omitted)
                                                                       Estimated
                                          Amortized Unrealized Unrealized Market
             September 30, 1997              Cost     Gains     Losses    Value
             ___________________
Government agency mortgage-backed securities:
Pass-throughs                                $   22        2        -         24
  Total government agency
     mortgage-backed securities                  22        2       -          24
Government sponsored enterprise
 mortgage-backed securities:
 Planned amortization classes                433,483   15,141     580    448,044
 Targeted amortization classes and
  accretion directed classes                  27,259    1,092       -     28,351

 Sequential classes                            8,832      221       -      9,053
 Pass-throughs                                 1,770       22      18      1,774
    Total government-sponsored enterprise
      mortgage-backed securities             471,344   16,476     598    487,222
Other mortgage-backed securities:
 Planned amortization classes                  8,678      111       -      8,789
 Sequential classes                          227,718    4,923     122    232,519
 Pass-throughs                                     7        -        -         7
 Subordinated classes                         45,657    1,540       -     47,197
    Total other mortgage-backed securities   282,060    6,574     122    288,512
Total mortgage-backed securities            $753,426   23,052     720    775,758

___________________________

                                                                (000's Omitted)
                                                                             Estimated
                                             Amortized Unrealized Unrealized  Market
             December 31, 1996                 Cost      Gains     Losses      Value
Government agency mortgage-backed securities:
Pass-throughs                                $   23          2       --           25
Total government agency
    mortgage-backed securities                   23          2       --           25
Government sponsored enterprise
 mortgage-backed securities:
Planned amortization classes                 488,496     13,569      1,400    500,665
Targeted amortization classes and
 accretion directed classes                   27,596        673       --       28,269
Sequential classes                             8,883        194       --        9,077
Pass-throughs                                  2,712         31          1      2,742
Total government-sponsored enterprise
     mortgage-backed securities              527,687     14,467      1,401    540,753
Other mortgage-backed securities:
Planned amortization classes                  13,025        163       --       13,188
Sequential classes                           204,193      3,054      1,160    206,087
Pass-throughs                                      9       --         --            9
Subordinated classes                          39,355        530      1,703     38,182
   Total other mortgage-backed securities    256,582      3,747      2,863    257,466
Total mortgage-backed securities            $784,292     18,216      4,264    798,244

        Certain mortgage-backed securities are subject to significant prepayment risk. In periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher rate mortgages to take advantage of the lower current rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments which they are unable to reinvest at an interest rate comparable to the rate on the prepaying mortgages. Mortgage-backed pass-through securitie s and sequential classes, which comprised 31.6% and 27.5% of the carrying value of the company's mortgage-backed securities as of September 30, 1997 and December 31, 1996, respectively, are sensitive to this prepayment risk.
        A portion of the company's mortgage-backed securities portfolio consist of planned amortization class ("PAC"), targeted amortization class ("TAC") and accretion directed class ("AD") instruments. These securities are designed to amortize in a more predictable manner by shifting the primary risk of prepayment to investors in other tranches of the mortgage-backed security. PAC, TAC and ADsecurities comprised 62.3% and 67.5% of the carrying value of the company's mortgage-backed securities as of September 30, 1997 and December 31, 1996, respectively.
        As of September 30, 1997, 62.6% of the company's mortgage-backed securities were issued by either government agencies or government-sponsored enterprises, compared to 67.3% as of December 31, 1996. The credit risk associated with these securities is generally less than other mortgage-backed securities. With the exception of six issues, with a carrying value of $21,957,957 as of September 30, 1997, all of the company's investments in other mortgage-backed securities are rated A or better by Standard& Poor's or Moody's.

___________________________
        The consideration received on sales of investments, carrying value and realized gains and losses on those sales were as follows:

                                                     (000's Omitted)
                                             For the Period Ended September 30,
                                          ___________________________________
                                                  1997                1996
Consideration received.........................  $524,806           557,219
Carrying value.................................   514,155           552,588
   Net realized investment gains (losses)......  $ 10,651             4,631
Investment gains...............................  $ 15,046            13,262
Investment losses..............................    (4,395)           (8,631)
  Net realized investment gains (losses).......  $ 10,651             4,631

        Net unrealized gains (losses) on debt securities available-for-sale, debt securities trading, equity securities available-for-sale, equity securities trading and other long-term investments changed as follows:
                                         (000's Omitted)
                                   Net Unrealized Gains (Losses)
                      __________________________________________________________

                        Debt                    Equity
                      Securities      Debt     Securities    Equity     Other
                      Available-   Securities  Available-  Securities Long-term
                       for-Sale     Trading     for-Sale    Trading  Investments
Balance as of
  January 1, 1996......$   96,829       (4)          301         10           -
1996 Net Change........  (50,194)        97        3,695         13           -
Balance as of
    December 31, 1996..    46,635        93        3,996         23           -
1997 Net Change........    29,567     1,174        1,371        180         (12)
Balance as of
    September 30, 1997.$   76,202     1,267        5,367        203         (12)

3. Other Assets:
________________

   Other assets consist of the following:
                                                       (000's Omitted)
                                                 September 30,     December 31,
                                                     1997                1996
   Property and equipment at cost:
    Home office properties
     (including land of $1,374 and 1,919).........   $  19,625           17,605
    Furniture and equipment.......................       5,785            5,015
    Automobiles...................................         212              196
       .............                                    25,622           22,816
    Less accumulated depreciation.................       5,178            5,987
                                                        20,444           16,829
   Accounts receivable............................       1,355              593
   Other..........................................       3,143            3,824
                                                     $  24,942           21,246
4. Reinsurance:
_______________
        The company reinsures portions of insurance it writes. The maximum amount of risk retained by American on any one life is $150,000, while the maximum amount of risk retained by FBL on any one life is $25,000.
        A summary of reinsurance data follows (000's Omitted):
                                                           Ceded to
    For the                                      Gross      Other         Net
  Period Ended        Descriptions               Amount     Companies    Amount
September 30,
   1997            Life insurance in force    $   277,193     203,771     73,422
                   Insurance premiums and
                   policy charges                  14,998         684     14,314

September 30,
   1996            Life insurance in force        303,309     228,696     74,613
                   Insurance premiums and
                   policy charges                  11,012         561     10,451

September 30,
    1997           Future policy benefits       3,190,796    220,306   2,970,490

 December 31,
    1996            Future policy benefits       3,037,005    238,774  2,798,231

        The company is contingently liable for the portion of the policies reinsured under each of its existing reinsurance agreements in the event the reinsurance companies are unable to pay their portion of any reinsured claim. Management believes that any liability from this contingency is unlikely.
        The company had amounts receivable under reinsurance agreements of $225,104,354 and $241,458,335 as of September 30, 1997 and December 31, 1996,
respectively. Of the total amounts receivable, $134,799,345 and $140,457,353 were associated with a coinsurance agreement entered into in 1989, which ceded 90% of the risk on American's block of single premium whole life policies written prior to 1989 to Employers Reassurance Corporation (ERC). The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. Reimbursement received from ERC for amounts paid by American on the reinsured risks totaled $10,283,674 and $8,222,668 for periods ended September 30, 1997 and 1996, respectively.

___________________________
        The following table identifies the components of the amounts receivable from ERC:

                                                        (000's Omitted)
                                                September 30,       December 31,
                                                     1997                 1996
Reserve for future policy benefits            $        132,541          139,571
Reimbursement for benefit payments and
 administrative allowance                                2,258              886
                                              $        134,799          140,457

        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBL ceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. As of September 30, 1997 and December 31, 1996, the company had amounts receivable of $88,649,720 and $99,335,043 resulting from this agreement.
        The following table identifies the components of the amounts receivable from PLI:
                                                     (000's Omitted)
                                           September 30,       December 31,
                                                 1997              1996
Reserve for future policy benefits           $  86,146            97,602
Reimbursement for benefit payments and
 administrative allowance                        2,504             1,733
                                              $  88,650            99,335
5. Convertible Subordinated Debentures:
_______________________________________

        On July 12, 1996, the company closed an offering of $65,000,000 par value of Convertible Subordinated Debentures. These securities were placed in Europe pursuant to Regulation S under the Securities Act of 1933. The debentures pay an annual cash yield of 3% payable semi-annually, are convertible into the company's common stock at $17.125, and mature on July 12, 2003 unless previously converted or redeemed. The debentures are redeemable, in whole or in part, at the option of the holders, on September 30, 2001, at 124.25% of their principal amount (which in essence reflects deferred interest at a compounded rate of 4.25%), plus accrued but unpaid cash interest at the coupon rate of 3%. The debentures are redeemable, at the company's option, on or after June 30, 1999, at certain specified declining redemption prices (starting at 103% of principal value) plus accrued but unpaid cash interest (at the rate of 3%) and accrued deferred interest (at a compounded rate of 4.25%). The debentures may be redeemed any time after August 15, 1996, at the company's option at their principal amount plus accrued cash interest (at the rate of 3%), but with no payment for accrued deferred interest, if the average closing price of the company's common stock equals or exceeds $23.12 for 20 consecutive trading days.
        The debentures are unsecured obligations of the company, subordinated to all existing and future senior indebtedness. Approximately $35,000,000 of the net proceeds of the offering were used to repay existing bank debt, $20,000,000 was contributed to American and the balance was used for other general corporate purposes.
        On September 24, 1997, a notice of redemption was mailed to the holders of the company's debentures. Under the terms of this redemption all $65,000,000 have been called for mandatory redemption on November 14, 1997, at the principal amount plus accrued current interest as of the redemption date.
        Prior to the close of business on November 7, 1997, the debentures may be converted into common shares at a conversion price of $17.125 per share.

6. Credit Agreement:
____________________
        On April 8, 1996, the company entered into a $35,000,000 credit agreement with The First National Bank of Chicago (First Chicago), Fleet National Bank (Fleet) and Boatmen's First National Bank of Kansas City (Boatmen's), as Lenders. On that same date, the company borrowed the entire $35,000,000, using the proceeds to repay existing bank debt, fund the cash portion of the acquisition of FBG and for general corporate purposes.
        On July 12, 1996, the company paid off the existing bank debt from the proceeds of the Convertible Subordinated Debentures.
7. Related Party Transactions:
______________________________
        On April 15, 1997 the company made a loan in the amount of $66,531 to its President and General Counsel. This loan bears interest at prime and is due and payable on or before December 31, 1997.
        On April 22, 1997 the company engaged Bush-O'Donnell &Co., Inc. as a financial advisor to assist the company in its analysis and consideration of various financial alternatives, including the possible sale or merger of the company. The fees to be earned will depend on the outcome of the assignment, subject to a minimum of $25,000. In the event the company is either sold or merged, a transaction fee of $350,000 plus .4% of the amount by which the aggregate consideration exceeds $362.5 million will be paid. Mr. James V. O'Donnell, President and shareholder of Bush-O'Donnell & Co., Inc. serves as a director of the company.
        Mr. B.B. Andersen, spouse of Janis L. Andersen who serves as a director of the company, served as project manager in the construction of the company's home office complex. For his services, Mr. Andersen received $335,000 and $45,000 during the nine months ended September 30, 1997 and 1996 respectively.
8. Retirement Plans:
____________________
        The company sponsors an Employee Stock Ownership Plan (ESOP) for all full-time employees with one year of service. Qualifying participants may contribute an amount not to exceed 10% of covered compensation. As of September 30, 1997 and December 31, 1996, the ESOP held 59,153 and 61,735 shares of AmVestors common stock. The company made no contributions to this plan during either the nine months ended September 30, 1997 or 1996.
        The company sponsors a Leveraged Employee Stock Ownership Plan
(LESOP) for all full-time employees with one year of service.
        The LESOP has acquired 370,244 shares of the company's stock through the proceeds of a note payable to American. The note bears interest at 7.0% and is payable in annual installments through December 30, 2002. The note had an unpaid principal balance of $2,662,965 as of September 30, 1997, and December 31, 1996.
        Each year the company makes contributions to the LESOP which are to be used to make loan interest and principal payments. On December 31 of each year, a portion of the common stock is allocated to participating employees. Of the 410,558 shares of the company's common stock now owned by the LESOP, 196,330 shares have been allocated to the participating employees with the remaining 214,228 shares being held by American as collateral for the loan.
        On October 24, 1996, the ESOP was merged into the LESOP.
        The unallocated portion of the company's common stock owned by the LESOP has been recorded as a separate reduction of stockholders' equity. Accrued contributions to the LESOP were $262,377 and $245,214 for nine months ended September 30, 1997 and 1996, respectively.
        During 1992, the company's Board of Directors approved retirement plans for its members and members of the Board of Directors of certain of its subsidiaries. The plans provide that retired Directors shall serve as
Advisory Members to the Board at a fee of $750 per meeting attended and a monthly lifetime benefit in the amount of $750 be paid to each qualified Director upon retirement. In addition, the company has agreed to continue any life insurance policies being provided as of the date of retirement.
________________________________
        To qualify for this benefit, a Director must reach the age of 60 and meet years of service requirements thereafter. The plan also calls for a mandatory retirement on the date the Director's term expires following age
70. A liability in the amount of $430,953, representing the present value of future benefits, has been established. Charges (credits) to earnings related to the plans were ($406) and ($2,889) for the nine months ended September 30, 1997 and 1996, respectively.
        Effective January 1, 1993, the company adopted an Age-Weighted Money Purchase Plan for all full-time employees with one year of service. The full cost of this plan will be paid by the company with qualifying participants receiving contributions based upon their age at plan implementation and current salary. Contributions to the Age-Weighted Money Purchase Plan for the nine months ended September 30, 1997 and 1996, were $292,908 and $273,099, respectively.
        Prior to the merger with AmVestors, FBG had approved a non-contributory Employee Stock Ownership Plan (FBGESOP) and a contributory 401-k Plan for all of its employees. As of December 31, 1996, the FBG ESOP owned 313,031 shares of AmVestors common stock and 76,579 warrants to purchase AmVestors common stock. At that same date, the 401-k Plan held
15,846 shares of AmVestors common stock and 3,861 warrants to purchase AmVestors common stock. The company anticipates maintaining these as separate plans for the benefit of the former FBG employees and is working with the Internal Revenue Service to correct any qualification problems which may exist. There were no contributions to the FBG ESOP in 1997 or 1996.
9. STOCKHOLDERS' EQUITY:
        Dividends by American and FBLto AmVestors are limited by laws applicable to insurance companies. Under Kansas law, American may pay a dividend from its surplus profits, without prior consent of the Kansas Commissioner of Insurance, if the dividend does not exceed the greater of 10% of statutory capital and surplus at the end of the preceding year or all of the statutory net gain from operations of the preceding year. As of December 31, 1996, surplus profits of American were $19,936,727 and 10% of statutory capital and surplus was $10,146,126. American is also required to maintain, on a statutory basis, paid-in capital stock and surplus (capital in excess of par value and unassigned surplus) of $400,000 each. As of September 30, 1997 and December 31, 1996, American's statutory capital and surplus was $105,115,766 and $101,461,258,respectively. The statutory net gain from operations for 1996 was $7,203,263.
        Under Florida insurance law and regulations, the aggregate dividends that FBL may pay without prior regulatory approval is limited to the greater of the sum of statutory net operating profits and net realized capital gains for the preceding calendar year (provided there is available surplus from net operating profits and net realized capital gains) or 10% of its available and accumulated statutory surplus derived from net operating profits and net realized capital gains. After payment of a dividend, FBLmust have 115% of required statutory surplus.
        On December 31, 1996, FBLhad accumulated statutory surplus derived from net operating profits and net realized capital gains of $25,384,976. The sum of statutory net profits and net realized capital gains for 1996 were $3,811,912. As of September 30, 1997, available surplus from net operating profits and net realized capital gains was $2,660,089. Required statutory surplus as of September 30, 1997 was $19,237,426 and actual surplus was $35,958,053.
        In connection with the original establishment of the Interest Maintenance Reserve (IMR), the Commissioner of Insurance of Kansas, the company's domiciliary state, ordered that American prepare its December 31, 1992, NAIC Annual Statement Form to equitably allocate 1992 capital gains and losses, not included in the calculation of the Asset Valuation Reserve (AVR), on other than government securities, fifty (50%) percent to surplus and fifty (50%) percent to IMR, after calculation of the AVR pursuant to the instructions provided by the NAIC. This differs from prescribed statutory accounting practices. This represented a permitted accounting practice for regulatory purposes, the effect of which was to increase statutory surplus by $8,168,000 as of December 31, 1992 ($4,844,920 as of September 30, 1997).
        In addition, American received permission from the Commissioner of Insurance of Kansas to amortize the effects of changing to Actuarial
Guideline No. 33 concerning the Commissioners Annuity Reserve Valuation
Method for individual annuity contracts over a three-year period beginning in 1995 rather than to record the full amount of the change of $2,176,497. The effect of this permitted accounting practice was to increase statutory surplus by $103,299 and $441,450 as of September 30, 1997 and December 31, 199 6, respectively.
        On August 2, 1996, American was granted a variance from prescribed statutory accounting practices which allowed the company to contribute $20,000,000 to be used for the sole purpose of strengthening American's reserves without experiencing a decrease in Unassigned Funds (Surplus). The contribution was recorded as a contribution to a Special Surplus Fund and the resulting reserve strengthening was charged against this Special Surplus
Fund. Total surplus was unaffected by this transaction.
        The company currently has two fixed stock option plans; the 1989 Nonqualified Stock Option Plan (1989 Plan), and the 1996 Incentive Stock Option Plan (1996 Plan). Options granted under the 1989 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 923,820 options to acquire common stock were outstanding under the 1989 Plan as of September 30, 1997. The 1996 Plan was approved by the stockholders of the company at its Annual Meeting held on May 16, 1996 and is intended to qualify as an "incentive stock option plan" under Section 422 of the Internal Revenue Code of 1986. Options granted under the 1996 Plan have an exercise price equal to the closing price of the company's stock on the date of the original grant and none may be exercised beyond ten years from the grant date. A total of 931,064 options to acquire common stock were outstanding under the 1996 Plan as of September 30, 1997.
        Both the 1989 Plan and the 1996 Plan are administered by the Board of Directors and officers of the company and its subsidiaries. The terms of the options, including the number of shares granted, and the exercise price are subject to the sole discretion of the Board of Directors.
        A summary of the company's stock option plans as of and for the period ended September 30, 1997 and December 31, 1996 follows:
                                  1997                        1996
                        ______________________        _______________________
                                   Weighted                          Weighted
                                   Average                           Average
                                   Exercise                          Exercise
                        Shares      Price           Shares            Price
                        ________   ________        ________          ________
Options outstanding,
  beginning of period   1,551,556   $ 11.15          839,841           $8.97
Options granted           483,247      15.63         804,500           12.96
Options exercised       (179,919)       7.78         (76,285)           6.52
Options terminated             -          -          (16,500)          10.15
Options outstanding,
  end of period       1,854,884       $12.64        1,551,556          $11.15
Options exercisable,
  end of period         1,077,711                   1,127,630
Options reserved for
  future grants,
  end of period                -                      483,247

____________________________________
        The following table summarizes information about stock options outstanding under the company's option plans as of September 30, 1997:
                                                Weighted
                                                Average           Weighted
          Range of                             Remaining          Average
          Exercise           Options          Contractual         Exercise
          Prices           Outstanding       Life in Years         Price
          ________         ____________      ______________      __________

   $7.03-$7.50                 143,073               .09             $7.32
   $8.75                        20,000              7.15              8.75
  $10.00-$11.25                343,500              6.41             10.13
  $12.66-$13.50                865,064              8.21             12.94
  $15.63                       483,247              4.57             15.63
                             __________        __________        __________
                             1,854,884              6.29            $12.64
                             __________        __________        __________
                             __________        __________        __________


        The following table summarizes information about stock options exercisable under the company's option plans as of September 30, 1997:
                                           Weighted
                                            Average
                    Options                 Exercise
                  Exercisable                Price
                  ____________             __________

                      143,073                 $ 7.32
                       20,000                   8.75
                      343,500                  10.13
                      571,138                  12.98
                    __________             __________
                    1,077,711                 $11.24
                    __________             __________
                    __________             __________

        The estimated fair value of options granted or modified in 1996 was $6.03 per share. The estimated fair value of options granted in 1997 was
$4.73 per share. The company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for its option plans. Had compensation expense for the company's option plans been determined based on the fair value at the grant dates for awards under those p lans consistent with the method prescribed by SFAS123, the company's net earnings and fully diluted earnings per share for the nine month period ended September 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated below:
                                                1997              1996
                                              ______________  _____________


  Net earnings (in thousands):
    As reported............................... $18,396            15,019
    Pro forma.................................  17,251            14,483
  Fully diluted earnings per share:
    As reported...............................   $1.17              1.15
    Pro forma.................................    1.11              1.06
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

____________________________________
        The fair value of options granted in 1996 was estimated on the date of grant using a binomial options-pricing model and the following weighted average assumptions: (i) expected volatility of 29.4% (ii) risk-free interest rate of 5.14%, (iii) dividend yield of .69%, and (iv) an expected life equal to the contractual expiration.
        On March 17, 1989, the Board of Directors also adopted the 1989 Stock Appreciation Rights Plan (the SAR Plan) and the 1989 Restricted Stock Plan (the Restricted Stock Plan). The SAR Plan authorized the Board of Directors to grant stock appreciation rights to employees, officers and directors in such amounts and with such exercise prices as it shall determine. No stock appreciation rights granted under the SAR Plan may be exercised more than five years from its date of grant. The SAR Plan authorized a maximum of 125,000 shares to be issued pursuant to stock appreciation rights granted thereunder.
                                                 For the Period Ended
                                                    (000's Omitted)
                                         _____________________________________

                                             September 30,   December 31,
                                                  1997           1996
Rights outstanding, beginning of year.......          -             -
Rights granted..............................          -             -
Rights exercised............................          -             -
Rights expired..............................          -             -
Rights cancelled............................          -             -
Rights outstanding, end of year.............          -             -
 Reserved for future grants.................     35,000         35,000

        The company recorded no compensation expense relating to stock appreciation rights for the nine months ended September 30, 1997 and 1996, respectively.
        The Restricted Stock Plan authorizes the Board of Directors to make restricted stock awards to employees, officers and directors in such amounts as it shall determine. The stock issued pursuant to such awards is subject to restrictions on transferability for a period of five years. Such stock is subject to a five-year vesting schedule, and the company is required to repurchase all vested stock from a grantee if such grantee's employment with the company is terminated prior to the lapse of the transfer restrictions.
The Restricted Stock Plan authorizes a maximum of 125,000 shares to be issued thereunder. No restricted stock awards have been granted pursuant to the Restricted Stock Plan.
        In conjunction with a previous bank borrowing, the company issued ten-year warrants to purchase a total of 170,002 shares of its common stocks as summarized in the following table:
             Warrant         Issue        Number       Exercise      Expiration
              Holder         Date      of Shares       Price            Date
 Morgan Guaranty            12/8/88       75,000       $ 3.9688        12/9/98
                            4/30/92       95,002         6.3855         5/1/02
                                         170,002


        In conjunction with the acquisition of FBG, the company issued warrants to purchase 663,706 shares (11,747 of which were issued to subsidiaries of the company) of its common stock. In addition, 52,660 warrants to purchase common stock were issued upon the exercise of warrants previously issued by FBGby conversion. These warrants are exercisable at $16.42 per share of common stock and expire on April 2, 2002. As of September 30, 1997, 704,614 of these warrants were outstanding.

____________________________________
        In addition to the above, the company assumed warrants previously issued by FBG to purchase a total of 270,689 shares of its common stock. Prior to December 31, 1996, 260,305 warrants had been exercised. The remaining 10,384 warrants have exercise prices ranging from $1.346 to $3.7198.
10. Other Revenue:
__________________
        American is party to a coinsurance agreement with Employers Reassurance Corporation (ERC) which reinsured 90% of the risk on the American's block of SPWL policies written prior to 1989. The agreement provides that ERC assumes 90% of all risks associated with each policy in the block. These policies continue to be administered by American. In return, American receives an administrative allowance of $31.50 per policy per year. The total allowance received during the nine months ended September 30, 1997 and 1996 were $78,894 and $85,937, respectively.
        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. These policies continue to be administered by FBL. In return, FBLreceives an administrative allowance of $25 per policy per year. The total allowance received during the nine months ended September 30, 1997 and 1996 were $67,318 and $51,944, respectively.
        In addition to the above, other revenue for the nine months ended September 30, 1997 and 1996 includes override commissions of $1,253,357 and $902,471, respectively attributable to the marketing efforts of AIMCORand AW. The 1997 period includes $390,905 of administrative fees received by AIG from AmVestors CBO Trust I.
11. Income Taxes:
_________________
        The provision for income taxes charged to operations was as follows:

                                                   (000's Omitted)
                                         For the nine months Ended September 30,
                                   _____________________________________________

                                                 1997       1996
Current income tax expense................... $  4,683       5,001
Deferred income tax expense (benefit)........    5,223       3,413
    Total income tax expense (benefit)....... $  9,906       8,414


12. Acquisition:
________________
        On September 8, 1995, the company signed a merger agreement pursuant to which it acquired all of the outstanding capital stock of FBG, a Delaware corporation, for $5.31 per share, payable in 2,722,223 shares of the company's common stock, warrants to purchase 663,706 shares of common stock and cash of approximately $10,000,000.
        FBG was an insurance holding company which owned all of the shares of FBL, a Florida domiciled insurer, which specializes in the sale and underwriting of annuity products and is admitted in 41 jurisdictions, which includes 39 states, the District of Columbia and the U.S. Virgin Islands. FBG also owned all of the shares of AIMCOR and AW, both of which specialize in the distribution and marketing of annuities.
        The merger received the approval of the shareholders of both FBG and the company, and became effective on April 8, 1996. The consolidated statements of earnings for the nine months ended September 30, 1997 and 1996 include the results of operations of FBG.

____________________________
        The transaction has been accounted for using the purchase method with any resulting goodwill being amortized on a straight line basis over a period not to exceed 30 years. The opening consolidated balance sheet of the acquired entities follows:
                                                     (000's Omitted)
  ASSETS
 Investments.......................................$    523,145
 Cash and cash equivalents.........................       8,932
 Amounts receivable under reinsurance agreements...     112,875
 Accrued investment income.........................       7,373
 Deferred cost of policies purchased...............      51,500
 Goodwill..........................................      11,942
 Other assets......................................       6,621
  Total assets.....................................$    722,388
  LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities:
 Policy liabilities................................$    650,865
 Notes payable.....................................      15,500
 Deferred income taxes.............................       1,316
 Accrued expenses and other liabilities............       5,930
  Total liabilities................................     673,611
 Stockholders' Equity:
 Common stock, no par value........................           -
 Paid in capital...................................       48,777
   Total stockholders' equity......................       48,777
   Total liabilities and stockholders' equity...... $    722,388


13. Proposed Merger with AmerUs:
________________________________

        On September 19, 1997, the company entered into an Agreement and Plan of Merger with AmerUs Life Holdings, Inc. (AmerUs) providing for a merger whereby the company would become a wholly-owned subsidiary of AmerUs.
        The transaction provides for an exchange ratio of .6724 shares of AmerUs Class A common stock for each outstanding share of common stock of the company, provided the average closing price of the AmerUs stock for the 20-day trading period, which ends 10 trading days prior to completion of the transaction, is at least $29.75. In the event the average AmerUs stock price if less than $29.75 but greater than or equal to $27.00, the exchange ratio will be adjusted to value the company's stock at $20.00 per share.
        If the average AmerUs stock price is less than $27.00, the exchange ratio will be .7407, or the company can terminate the transaction unless AmerUs adjusts the exchange ratio to value the company's outstanding common stock at $20.00 per share.
        The merger transaction was unanimously approved by the boards of directors of both the company and AmerUs and is subject to approval by regulatory authorities and the stockholders of the company and AmerUs.

14. Commitments and Contingencies:
__________________________________

        The company's insurance subsidiaries are subject to state guaranty association assessments in all states in which they are admitted. Generally, these associations guarantee specified amounts payable to residents of the state under policies issued by insolvent insurers. Most state laws permit assessments or some portion thereof to be credited against future premium taxes. Charges relating to the guaranty fund assessments impacted the years 1996 and 1995 by approximately $1,913,000 and $1,001,000. The company expects that further charges to income may be required in the future and will record such amounts when they become known.
15. Subsequent Event:
_____________________

        On September 24, 1997, the company mailed a Notice of Redemption to the holders of its 3% Convertible Subordinated Debentures due 2003.
        Under the terms of this redemption, all $65,000,000 principal amount of the debentures were called for mandatory cash redemption on November 14, 1997, at a redemption price of 100 percent of the principal amount together with Accrued Current Interest to the redemption date.
        As of the close of business on November 7, 1997, all $65,000,000 of the debentures had been converted, at the election of the holders thereof, into shares of the company's common stock at a conversion price of $17.125 per share, in accordance with the terms of the indenture, resulting in no cash redemption being made.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
    The company specializes in the sale of deferred annuity products. During each of the past three years, sales of deferred annuities have accounted for at least 96% of the company's premiums received, while sales of single premium immediate annuities (SPIAs) and flexible premium universal life insurance (FPULs) have accounted for virtually all remaining premiums received.
    The company's operating earnings are derived primarily from its investment results, including realized gains (losses), less interest credited to annuity contracts and expenses. Under GAAP, premiums received on deferred annuities, SPIAs without life contingencies and FPULs are not recognized as revenue at the time of sale. Similarly, policy acquisition costs (principally commissions) related to such sales are not recognized as expenses but are capitalized as deferred acquisition costs, or "DAC". As a result of this deferral of costs and the lack of revenue recognition for premiums received, no profit or loss is realized on these contracts at the time of sale.
Premiums received on deferred annuities, SPIAs without life contingencies and FPULs are reflected on the company's balance sheet by an increase in assets equal to the premiums received and by a corresponding increase in future policy liabilities.
    The company's earnings depend, in significant part, upon the persistency of its annuities. Over the life of the annuity, net investment income, net investment gains (losses) and policy charges are realized as revenue, and DAC is amortized as an expense. The timing of DACamortization is based on the projected realization of profits including realized gains (losses) for each type of annuity contract and is periodically adjusted for actual experience. If a policy is terminated prior to its expected maturity, any remaining related DAC is expensed in the current period. Most of the company's annuity policies in force have surrender charges which are designed to discourage and mitigate the effect of premature terminations.As a result, the impact on earnings from surrenders will depend upon the extent to which available surrender charges offset the associated amortization of DAC.
    Recent periods of low interest rates have reduced the company's investment yields. As a result of the lower investment yields, the company reduced credited interest rates on its annuity products. Certain annuities issued by the company include a "bailout" feature which allows policyowners to withdraw their entire account balance without surrender charges for a period of 45 to 60 days following the initial determination of a renewal credited rate below a predetermined level. If a policyowner elects not to withdraw funds during this period, surrender charges are reinstated. As of September 30, 1997, approximately $261.6 million, or 11.3% of American's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on $259.4 million of this amount is 6% or less. As of that same date, approximately $20.7 million, or 3.6% of FBL's annuity account values contained a "bailout" provision, the current credited interest rates on these policies are above the "bailout" rate. The "bailout" rate on the entire $20.7 million is 5.5% or less, with $13.9 million at 5% or less. If the company reduces credited interest rates below the "bailout" rates on policies containing "bailout" provisions in the future, it intends to pay any resulting surrenders from cash provided by operations and premiums received. In the event such sources are not sufficient to pay surrenders, the company would have to sell securities at the then current market prices. Management expects that withdrawals on the company's annuity contracts will increase as such contracts approach maturity. The company may not be able to realize investment gains in the future to offset the adverse impact on earnings, shoul d future "bailout" surrenders occur.
MARGIN ANALYSIS
        The company's earnings are impacted by realized investment gains (losses) and by the associated amortization of the deferred costs of policies produced and purchased. The actual timing and pattern of such amortization is determined by the actual profitability to date (which includes realized investment gains (losses)) and the expected future profitability on a particular annuity contract. To the extent investment income is accelerated through realization of investment gains, the corresponding amortization of deferred costs is also accelerated as the stream of profitability on the underlying annuities is effectively accelerated. When investment losses are realized, the reverse is true. The following margin analysis depicts the effects of realized gains, amortization of DACand other components of profit on the company's operating earnings:

                                      For the Nine months Ended September 30,
                            ___________________________________________________

                                                  1997                1996
                                                      (dollars in millions)
                                          (percent of average invested assets)
Average invested assets  <F1>           $  2,846.9     100.0%   $2,471.8   00.0%
Insurance premiums and
  policy charges                       $     14.3        .67%   $  10.5     .56%
Net investment income <F2>                   157.5       7.38      139.7    7.54
Net investment gains
    (losses), core (<F3>                     10.1        .47        2.7     .15
Policyholder benefits                      (117.9)     (5.52)    (104.5)  (5.64)
Gross interest margin                        64.0       3.00       48.4    2.61
Associated amortization of
    deferred cost of:
     Policies produced                      (15.2)      (.71)     (10.7)   (.57)
     Policies purchased                      (5.0)      (.23)      (4.0)   (.21)
Net interest margin                          43.8       2.05       33.7    1.82
Net investment gains (losses), other          1.9        .09        2.1     .4
Associated amortization of
    deferred cost of:
     Policies produced                        (.3)      (.01)       (.8)   (.04)
     Policies purchased                       (.7)      (.03)        .4     .02
Net margin from investment
    gains (losses), other                      .9        .04        1.7     .09
Total net margin                             44.7       2.09       35.4    1.91
Expenses, net                               (12.1)      (.57       (9.6)   (.52)
Operating earnings                           32.6       1.53       25.8    1.39
Interest expense                             (4.3)      (.20)      (2.1)   (.11)
Earnings before income taxes and
  extraordinary item                        28.3       1.33       23.7    1.28
Income tax expense                           (9.9)      (.46)      (8.3)   (.45)
Earnings before extraordinary item           18.4        .86       15.4     .83
Extraordinary item                         --        --             (.4)   (.02)
Net earnings                           $     18.4        .86% $    15.0     .81%
Operating earnings                     $     32.6       1.53% $    25.8    1.39%
Less: Net margin from
    investment gains (losses), other           .9        .04        1.7     .09
Operating earnings
    excluding net margin from
    investment gains (losses), other   $     31.7       1.49% $     24.1   1.30%


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

Note: Numbers may not add due to rounding.

                                          For the Quarter Ended September 30,
                                                 1997                   1996
                                                     (dollars in millions)
                                           (percent of average invested assets)
Average invested assets <F1>        $   2,893.3      100.0%  $2,692.0     100.0%
Insurance premiums and
  policy charges                       $   5.2         .72%   $  4.1        .61%
Net investment income <F2>                54.4        7.52      50.5        7.51
Net investment gains
    (losses), core <F3>                    6.1         .84       1.1         .16
Policyholder benefits                    (41.5)      (5.73)    (37.7)     (5.61)
Gross interest margin                     24.2        3.35      18.0        2.68
Associated amortization of
    deferred cost of:
     Policies produced                    (6.6)       (.91)     (3.7)      (.55)
     Policies purchased                   (1.8)       (.25)     (1.4)      (.21)
Net interest margin                       15.8        2.18      12.9        1.91
Net investment gains (losses), other       2.0         .28       1.2         .17
Associated amortization of
    deferred cost of:
     Policies produced                     (.7)       (.09)      (.3)      (.04)
     Policies purchased                    (.3)       (.04)        -           -
Net margin from investment
    gains (losses), other                  1.1         .15        .9         .13
Total net margin                          16.9        2.33      13.7        2.04
Expenses, net                             (4.4)       (.60)     (3.6)      (.54)
 Operating earnings                       12.5        1.73      10.1       1.50%
Interest expense                          (1.4)       (.20)     (1.4)      (.20)
Earnings before income taxes and
  extraordinary item                      11.1        1.53       8.7       1.30
Income tax expense                        (3.9)       (.54)     (3.0)      (.45)
Earnings before extraordinary item         7.2         .99       5.7         .84
Extraordinary item                           -           -       (.3)      (.05)
Net earnings                           $   7.2         .99%    $ 5.3        .79%
Operating earnings                     $  12.5        1.73%   $ 10.1       1.50%
Less: Net margin from
    investment gains (losses), other       1.1         .15      .9         .13
Operating earnings
    excluding net margin from
    investment gains (losses), other   $  11.4        1.58% $    9.2       1.37%

[FN]
<F1> Average of cash, invested assets (before SFAS 115 adjustment) and net amounts due
    to or from brokers on unsettled security trades at the beginning and end of period for 1997 and time weighted for 1996 for acquisition of FBG effective April 1,
    1996.
<F2> Net investment income is presented net of investment expense.
<F3> Includes realized and unrealized gains (losses) on trading securities and realized
    gains (losses) on convertible securities where the company has accepted lower current yields in anticipation of the equity performance of the underlying common stock.

Note: Numbers may not add due to rounding.

        Nine Months Ended September 30, 1997, and 1996
        INSURANCE PREMIUMS AND POLICY CHARGES increased $3.9 million or 37%, to $14.3 million in 1997, due primarily to a $3.0 million increase in surrender charges received on increased surrenders of annuity policies. This increase results in large part from the acquisition of FBG.
        NET INVESTMENT INCOME increased $17.8 million or 13%, to $157.5 million in 1997. This increase reflects an increase in average invested assets from $2,471.8 million in 1996 to $2,846.9 million in 1997, offset in part by a decrease in the average yield on invested assets from 7.5% for the nine months ended September 30, 1996, to 7.4% for the same period in 1997.
The increase in average invested assets can be primarily attributed to the acquisition of FBG. The yield in both periods was impacted by investments in investment partnerships. These partnerships form a fund of funds totalling $22.6 million and $18.8 million on September 30, 1997 and 1996, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the S&P 500 over time without regard to the general direction of financial markets. This fund generated net income of $3.8 million in the 1997 nine months compared with income of $1.4 million in 1996.
        NET INVESTMENT GAINS (LOSSES) were $12.0 million in 1997, compared with $4.8 million in 1996. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in both periods are the result of general portfolio management. Unrealized gains (losses) in the company's bond portfolio were $77.5 million, $46.7 million and $17.4 million as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
        OTHER REVENUE increased $.8 million to $2.3 million in 1997. This increase results from a $.4 million increase in commissions received by AW and AIMCOR and a $.4 million increase in administrative fees received by AIG.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased $13.4 million, or 13%, to $117.9 million in 1997 from $104.5 million in 1996. This increase results primarily from an increase in annuity liabilities to $3,020.5 million on September 30, 1997, from $2,823.7 million on September
30, 1996 and an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of September 30, 1996, to 5.9% as of September 30, 1997. The increase in annuity liabilities is largely due to the acquisition of FBG.
        Amortization of deferred cost of policies produced increased $4.0 million, or 35%, to $15.5 million in 1997 from $11.5 million in 1996. Amortization associated with gross interest margin increased $4.5 million to $15.2 million in 1997 from $10.7 million in 1996. Amortization associated with investment gains (losses) increased to $.3 million on $.7 million of gains in 1997 from $.8 million on $2.9 million of gains in 1996. Costs incurred during 1997 and deferred into future policy periods were $46.2 million, compared with $30.4 million in 1996.
        Amortization of deferred cost of policies purchased increased $2.2 million to $5.7 million and represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG. The 1997 expense represents amortization for nine months while the 1996 expense represents amortization for six months.
        General insurance expenses increased $2.9 million, or 32%, to $12.0 million for the 1997 nine months from $9.1 million for the same period in 1996. This increase can be attributed to increases in business activity, assets under management and the acquisition of FBG.
        Interest expense increased $2.2 million reflecting the $65.0 million of convertible subordinated debentures issued in July, 1996.
        Income tax expense increased $1.5 million to $9.9 million in 1997 from $8.4 million in 1996. Taxes were provided at an effective rate of 35% on 1997 income and 36% on 1996 income.
        Three Months Ended September 30, 1997, and 1996
        INSURANCE PREMIUMS AND POLICY CHARGES increased $1.1 million or 27%, to $5.2 million in 1997, due primarily to a $.8 million increase in surrender charges received on increased surrenders of annuity policies and a $.3 million increase in premiums received on SPIA's with life contingencies.
        NET INVESTMENT INCOME increased $3.9 million or 8%, to $54.4 million in 1997. This increase reflects an increase in average invested assets from $2,692.0 million in 1996 to $2,893.3 million in 1997. The yield in both periods was impacted by investments in investment partnerships. These partnerships form a fund of funds totalling $22.6 million and $18.8 million on September 30, 1997 and 1996, respectively. This fund of funds is structured in an attempt to consistently provide returns in excess of the S&P 500 over time without regard to the general direction of financial markets. This fund generated net income of $2.0 million in the 1997 three months compared with a net loss of $.1 million in 1996.
        NET INVESTMENT GAINS (LOSSES) were $8.1 million gain in 1997, compared with $2.3 million loss in 1996. Gains and losses may be realized upon securities which are disposed of for various reasons. The net gains realized in both periods are the result of general portfolio management. Unrea lized gains (losses) in the company's bond portfolio were $77.5 million, $46.7 million and $17.4 million as of September 30, 1997, December 31, 1996 and September 30, 1996, respectively.
        BENEFITS, CLAIMS AND INTEREST CREDITED TO POLICYHOLDERS increased
$3.8 million, or 10%, to $41.5 million in 1997 from $37.7 million in 1996. This increase results primarily from an increase in annuity liabilities to $3,020.5 million on September 30, 1997, from $2,823.7 million on September
30, 1996 and an increase in the average interest rate credited on the company's annuity liabilities, from 5.8% as of September 30, 1996, to 5.9% as of September 30, 1997.
        Amortization of deferred cost of policies produced increased $3.2 million, or 78%, to $7.3 million in 1997 from $4.1 million in 1996. Amortization associated with gross interest margin increased $2.9 million to $6.6 million in 1997 from $3.7 million in 1996. Amortization associated with investment gains (losses) increased to $.7 million on $1.5 million of gains in 1997 from $.3 million on $1.2 million of gains in 1996. Costs incurred during 1997 and deferred into future policy periods were $17.6 million, compared with $10.1 million in 1996.
        Amortization of deferred cost of policies purchased increased $.7 million to $2.1 million and represents the amortization of the purchase price allocated to the policies acquired in the acquisition of FBG.
        General insurance expenses increased $.9 million, or 26%, to $4.4 million for the 1997 three months from $3.5 million for the same period in 1996. This increase can be attributed to increases in business activity and assets under management.
        Income tax expense increased $.7 million to $3.9 million in 1997 from $3.2 million in 1996. Taxes were provided at an effective rate of 35% on 1997 income and 36% on 1996 income.
        LIQUIDITY AND CAPITAL RESOURCES
        The company is an insurance holding company whose principal asset is the common stock of its insurance subsidiaries. The company's primary cash requirements are to pay operating expenses, stockholder dividends and debt service.
        As a holding company, the company relies on funds received from American and FBL to meet its cash requirements at the holding company level. The company receives funds from American in the form of commissions paid to American Sales, fees paid to AIG, rent, admin istrative, printing and data processing charges and dividends. The insurance laws of Kansas and Florida generally limit the ability of American and FBL to pay cash dividends in excess of certain amounts without prior regulatory approval and also require that certain agreements relating to the payment of fees and charges to the company by its insurance subsidiaries be approved by the Insurance Commissioner of the state of domicile.
        The liquidity requirements of American and FBL are met by premiums received from annuity sales, net investment income received, and proceeds from investments upon maturity, sale or redemption. The primary uses of funds are the payment of surrenders, policy benefits, operating expenses and commissions, as well as the purchase of assets for investment.
        For purposes of reporting the company's consolidated statements of cash flows, financing activities include premiums received from sales of deferred annuities, surrenders and death benefits paid, and surrender and policy charges collected on these contracts. The net cash provided by (used in) these particular financing activities for the nine months ended September 30, 1997 and 1996 was $40.1 million and ($17.5) million, respectively.
        The decrease in net cash provided by annuity contracts without life contingencies in 1997 resulted primarily from a $70.0 million increase in surrender and death benefits paid from $344.3 million (approximately 15% of beginning reserves for future policy benefits) to $414.3 million (approximately 14% of beginning reserves for future policy benefits) offset by a $124.1 million increase in premiums received from $318.0 million to $442.1 million.
        Net cash provided by the company's operating activities was $128.3 million and $91.6 million in 1997 and 1996, respectively.
        Cash provided by financing and operating activities and by the sale and maturity of portfolio investments is used primarily to purchase portfolio investments and for the payment of acquisition costs (commissions and expenses associated with the sale and issue of policies). To meet its anticipated liquidity requirements, the company purchases investments taking into account the anticipated future cash flow requirements of its underlying liabilities. In addition, the company invests a portion of its assets in short-term investments with maturities of less than one year (4% and 8% as of September 30, 1997 and December 31, 1996, respectively). The weighted average duration of the company's investment portfolio was 4.4 years as of September 30, 1997.
        The company continually assesses its capital requirements in light of business developments and various capital and surplus adequacy ratios which affect insurance companies. The company has met its capital needs and those of American through several different sources including bank borrowing, the issuance of convertible debentures and the sale of both preferred and common stock.
        Recent regulatory actions against certain large life insurers encountering financial difficulty have prompted the various state guaranty associations to begin assessing life insurance companies for the resulting losses. For further information regarding the effects of guaranty fund assessments, see Note 13 of Notes to Consolidated Financial Statements.
        REINSURANCE. American and Employers Reassurance Corporation (ERC) are parties to a reinsurance agreement under which American ceded 90%, on a coinsurance basis, of the risk on its SPWLpolicies written prior to 1989. Under the terms of the agreement, American continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, American receives a fee from the reinsurer for administering such policies. If ERCwere to become insolvent, American would remain responsible for the payment of all policy liabilities. As of September 30, 1997 and December 31, 1996, American had amounts receivable resulting from this agreement of $134.8 million and $140.5 million, respectively.
        FBL and Philadelphia Life Insurance Company (PLI) are parties to a reinsurance agreement under which FBLceded 100% of the risk on certain deferred annuity policies on a coinsurance basis. Under the terms of the agreement, FBL continues to administer the policies and is reimbursed for all payments made under the terms of the reinsured policies. For its services, FBLreceives a fee from the reinsurer for administering such policies. If PLI were to become insolvent, FBL would remain responsible for the payment of all policy liabilities. As of September 30, 1997 and December 31, 1996, FBL had amounts receivable resulting from this agreement of $88.7 million and $99.3 million.
        In addition, American is a party to two assumption reinsurance agreements with other reinsurers.
        EFFECT OF INFLATION AND CHANGES IN INTEREST RATES. The company does not believe that inflation has had a material effect on its consolidated results of operations during the past three years. The company seeks to manage its investment portfolio in part to reduce its exposure to interest rate fluctuations. In general, the market value of the company's fixed income securities increases or decreases directly with interest rate changes. For example, if interest rates decline (as was the case in 1995), the company's fixed income investments generally will increase in market value, while net investment income will decrease. Conversely, if interest rates rise (as was the case in 1996), fixed income investments generally will decrease in market value, while net investment income will increase.
        In a rising interest rate environment, the company's average cost of funds would increase over time as it prices its new and renewing annuities to maintain a generally competitive market rate. During such a rise in interest rates, new funds would be invested in bonds with higher yields than the liabilities assumed. In a declining interest rate environment, the company's cost of funds would decrease over time, reflecting lower interest crediting rates on its fixed annuities.
        In addition to the increase in the company's average cost of funds caused by a rising interest rate environment, surrenders of annuities are no longer protected by surrender charges increase.

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

        None
Item 3.           Defaults upon Senior Securities
_________________________________________________

        None
Item 4.           Submission of Matters to a Vote of Security Holders
______________________________________________________________________

        None

Item 5.           Other Information
________________________________

        None
Item 6.           Exhibits and Reports on Form 8-K
________________________________________________

        (a)Exhibits (numbered in accordance with Item 601 of Regulation S-K).

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

(2)(d)  Amended and Restated Agreement and Plan Annex I to the company's
        of Merger among AmerUs Life Holdings,   definitive Proxy, dated
        Inc., AFC Corporation and AmVestors     November 12, 1997, contained
        Financial Corporation dated as of       in the Registration Statement
        September 19, 1997 and amended as of    on Form S-4, File No. 333-40065
        October 8, 1997                         filed by AmerUsLife Holdings,
                                                Inc. dated November 12, 1997

 Exhibit                                        Page Number or Incorporation
 Number              Description                       by Reference
 (3)(a)  Articles of Incorporation as Amended       Exhibit (3)(a) to Form 10-Q
         and Restated                               dated October 26, 1993

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

(10)(p)   Special Incentive Bonus Agreement dated   Exhibit (10)(p) to Form 10-Q
          March 27, 1997, between the company and   dated May 14, 1997
          Mark V. Heitz

(10)(q)   Employment Agreement dated April 8,       Exhibit (10)(p) to Form 10-Q
          1996, between the company and             dated November 13, 1996
          Frank T. Crohn

 Exhibit                                        Page Number or Incorporation
 Number              Description                       by Reference
  (10)(r)    Employment Agreement dated April 8,   Exhibit (10)(p) to Form 10-Q
             1996, between the company and         dated November 13, 1996

             Donna J. Rubertone

  (10)(s)    Employment Agreement dated April 1,   Exhibit (10)(s) to Form
             1997, between the company and         10-Q/A dated October 1, 1997
             Ralph W. Laster, Jr.

  (10)(t)    Employment Agreement dated April 1,   Exhibit (10)(t) to Form
             1997, between the company and         10-Q/A dated October 1, 1997
             Mark V. Heitz

  (10)(u)    Incentive Agreement dated April 22,   Exhibit (10)(u) to Form
             1997, between the company and         10-Q/A dated October 1, 1997
             Ralph W. Laster, Jr.

  (10)(v)    Incentive Agreement dated April 22,   Exhibit (10)(v) to Form
             1997, between the company and         10-Q/A dated October 1, 1997
             Mark V. Heitz

  (10)(w)    Engagement letter dated April 22,     Exhibit (10)(w) to Form
             1997, between the company and         10-Q/A dated October 1, 1997
             Bush-O'Donnell & Co., Inc.

  (10)(x)    Promissory note dated April 15,       Exhibit (10)(x) to Form
             1997, between the company as payee    10-Q/A dated October 1, 1997
             and Mark V. Heitz.

  (10)(y)    Letter Agreement dated April 8,       Exhibit (10)(y) to Form
             1996, between Financial Benefit       10-Q/A dated October 1, 1997
             Group, Inc. and John F.X. Mannion.

  (10)(z)    Amendment to Employment Agreement     Exhibit (10)(z) to Form
             dated January 1, 1997 between the     10-Q/A dated October 1, 1997
             company and Thomas M. Fogt

 (11)        Calculation of Earnings per Share     P 43

 (20)        Reports on Form 8-K
             The company filed a report on Form
             8-K on August 15, 1997.

 (27)        Financial Data Schedule

                                   SIGNATURES
                         _____________________________


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. AMVESTORS FINANCIAL CORPORATION

                                By: /s/ Ralph W. Laster, Jr.
                                    __________________________
                                Ralph W. Laster, Jr.
                                Chairman of the Board
                                Chief Executive Officer
                                (Principal Executive Officer
                                and Chief Financial Officer)
                                (Principal Accounting Officer)

Date:  November 14, 1997
      ____________________
42